Form 10KSB
period 2002-12-31
BRIDGE STREET FINANCIAL INC
filed 2003-03-31
CIK 1182555

Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE  SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended December 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                         Commission File No.: 000-50105

                          BRIDGE STREET FINANCIAL, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            Delaware                                     13-4217332
 (STATE OR OTHER JURISDICTION               (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

                     44 East Bridge Street, Oswego NY 13126
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (315) 343-4100
                 (ISSUER'S TELEPHONE NUMBER INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Exchange  Act:   None.

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 par value per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___.

Check if there is no disclosure of delinquent files pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of March 21, 2003, the registrant had 2,686,486 shares of common stock, $.01 par value, issued and outstanding.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 2003, was $25,129,093. This figure was based on the closing price as of March 21, 2003 on The Nasdaq Stock Market for a share of the registrant's common stock, which was $10.46 on March 21, 2003.



Transitional Small Business Disclosure Format (check one):  Yes        No  X
                                                                ---       ---

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the Annual Report to Stockholders for the year ended December 31, 2002 are incorporated by reference into Parts I and II of this Form 10-KSB.

         Portions of the Proxy Statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

                                            BRIDGE STREET FINANCIAL, INC.
                                            ANNUAL REPORT ON FORM 10-KSB
                                              FOR THE FISCAL YEAR ENDED
                                                  DECEMBER 31, 2002

                                                  TABLE OF CONTENTS

       ITEM                                                PART I                                               PAGE
     1            BUSINESS                                                                                         1
     2            PROPERTIES                                                                                      32
     3            LEGAL PROCEEDINGS                                                                               32

                                                          PART II

     4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                             33
     5            MARKET FOR  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                       33
     6            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS           34
     7            FINANCIAL STATEMENTS                                                                            34
     8            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE            34

                                                          PART III

     9            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                              34
     10           EXECUTIVE COMPENSATION                                                                          34
     11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER          35
                  MATTERS
     12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                  35
     13           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
     14           CONTROLS AND PROCEDURES                                                                         36

                           FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains "forward-looking statements" which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition and results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

o        general and local economic conditions;

o changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, and competition;

o        changes in accounting principles, policies, or guidelines;

o        changes in legislation or regulation; and

o other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products, and services.

         Any or all of our forward-looking statements in this Annual Report on Form 10-KSB and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties. Consequently, no forward-looking statements can be guaranteed. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         Bridge Street Financial, Inc. ("Bridge Street Financial," "us," or "we") is a Delaware corporation organized in 2002 and is registered as a bank holding company with the Federal Reserve Board. Bridge Street Financial serves as the holding company for Oswego County National Bank, which converted from a New York savings bank (Oswego County Savings Bank) to a national bank on January 15, 2003. Our common stock is quoted on the Nasdaq SmallCap Market under the symbol "OCNB." Unless the context otherwise requires, all references herein to Oswego County National Bank or Bridge Street Financial include Bridge Street Financial and Oswego County National Bank on a consolidated basis.

         Bridge Street Financial was formed to facilitate the reorganization of Oswego County MHC, Oswego County Bancorp, Inc. and Oswego County Savings Bank from the two-tier mutual holding company form to the stock holding company form of organization. The "second step conversion" was completed on January 3, 2003. Bridge Street Financial issued 1,510,733 shares of common stock in a subscription offering at a price of $10.00 per share and issued 1,172,932 shares of common stock in exchange for the stock held by the stockholders of Oswego County Bancorp, Inc., the mid-tier holding company, based on a 1.02612 exchange ratio for each share of Oswego County Bancorp, Inc. common stock.

         As a result of the second step conversion, Bridge Street Financial became the holding company for Oswego County Savings Bank, which converted to a national bank on January 15, 2003. Oswego County MHC and Oswego County Bancorp, Inc. no longer exist following the second step conversion and stockholders of Oswego County Bancorp, Inc. became stockholders of Bridge Street Financial, based upon the exchange ratio. All per share data and information prior to January 3, 2003 refers to Oswego County Bancorp, Inc. and has not been restated to reflect the effect of the increased shares resulting from the share issuance and exchange resulting from the second step conversion. Prior the second step conversion, the common stock of Oswego County Bancorp, Inc. traded under to symbol "OCSB.OB."

         Oswego County National Bank conducts operations mainly through its headquarters office in Oswego, New York and six additional branch offices in Oswego and Onondaga counties. The majority of loans and deposits held by Oswego County National Bank are generated within Oswego and Onondaga counties, a region consisting of a mixture of urban, suburban and rural areas and which includes the cities of Oswego, Fulton and Syracuse.

         Oswego County National Bank also invests in mortgage-backed and other investment securities, consisting primarily of U.S. government and federal agency securities, New York State municipal securities and corporate securities. Oswego County National Bank also operates a charitable foundation, Oswego County Charitable Foundation. The deposits of Oswego County National Bank are insured by the Bank Insurance Fund of the FDIC and the primary federal regulator of Oswego County National Bank is the Office of the Comptroller of the Currency ("OCC").

         Since 1998, our strategy has been to broaden our line of banking products, improve our asset quality and extend our market presence while maintaining a well-capitalized, profitable and community-oriented financial institution. Since implementing our strategy, we have:

         o diversified our products by increasing the origination of commercial and consumer loans;

         o followed more stringent underwriting policies and procedures, which has resulted in improved asset quality; and

         o opened two new branches in the Syracuse market and acquired one new branch in the Oswego market.

         The benefits of our strategy include an improvement in net income, decrease in non-performing assets and greater sources of income while continuing to focus on serving the needs of our customers in Oswego and Onondaga counties.

         Our business strategy, as discussed above, includes the diversification of our banking products through the origination of commercial and consumer loans. In addition to increasing our loan products for our commercial customers, we are also continuing to diversify our deposit services for our commercial customers. This strategy is consistent with management's decision to convert to a national bank so as to operate as a commercial bank. Our president and chief executive officer, Gregory J. Kreis, who joined Oswego County National Bank in January, 1997, has previous experience in operating a national bank in Vermont. Mr. Kreis and his management team continue to implement our operating strategy.

SELECTED FINANCIAL DATA

         The summary information presented below at or for each of the five years in the period ended December 31, 2002 is derived in part from and should be read in conjunction with the consolidated financial statements of Bridge Street Financial and the notes thereto presented elsewhere in this report.

                                                              AT DECEMBER 31,
                                                              ---------------
                                          2002       2001         2000         1999        1998(1)
                                          ----       ----         ----         ----        -------
                                                         (IN THOUSANDS)
SELECTED FINANCIAL CONDITION
DATA:
    Total assets.....................  $ 194,923   $ 162,985   $ 136,460   $ 122,849    $  110,866
    Cash and due from banks..........     32,827       6,478       7,119       6,450         4,007
    Securities available for sale....     39,682      40,302      18,969      20,834        14,784
    Securities held to maturity......          -           -      13,308      16,307        13,730
    Loans, net.......................    106,403     103,917      85,960      72,029        71,013
    Deposits.........................    145,684     129,183     105,887     100,118        96,564
    Borrowings.......................     13,700      14,874      12,200       5,900             -
    Stockholders' equity.............     16,936      15,817      14,732      14,219        11,694

                                                         AT OR FOR THE YEARS ENDED
                                                               DECEMBER 31,
                                                               ------------
                                          2002       2001         2000         1999        1998(1)
                                          ----       ----         ----         ----        -------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED OPERATING DATA:
    Total interest income............   $ 9,752     $10,011    $ 9,150     $ 7,753      $ 7,915
    Total interest expense...........     3,820       4,700      4,150       3,148        3,388
                                        -------     -------    -------     -------      -------
    Net interest income..............     5,932       5,311      5,000       4,605        4,527
    Provision for loan losses........       412         144        169         120          120
                                        -------     -------    -------     -------      -------
    Net interest income after
       provision for loan losses.....     5,520       5,167      4,831       4,485        4,407
    Total noninterest income.........     2,810       2,005      1,338         585          469
    Total noninterest expense........     7,068       5,750      5,310       4,864        4,405
                                        -------     -------    -------     -------      -------
    Income before income taxes.......     1,262       1,422        859         206          471
    Income tax expense...............       177         297        244          37          162
                                        -------     -------    -------     -------      -------
       Net income....................   $ 1,085     $ 1,125    $   615     $   169      $   309
                                        =======     =======    =======     =======      =======

PER SHARE DATA:
    Basic income (loss) per             $   .44     $   .46    $   .24     $  (.06)    $      -
       share(2)......................
    Diluted income (loss) per
       share(2)......................       .43         .45        .24        (.06)           -
    Cash dividends per share.........   $   .19     $   .10    $   .03     $     -     $      -



    Dividend payout ratio(3).........        44%         22%        13%          -            -
    Book value per share.............   $  6.81     $  6.40    $  6.01     $  5.49     $      -

----------

(1)      Data is for Oswego County Savings Bank only.
(2) 1999 includes the period after Oswego County Savings Bank's conversion to stock form.
(3) Dividend payout ratio is calculated by dividing the cash dividends per share by basic income per share.


                                                            AT OR FOR THE YEARS ENDED
                                                                 AT DECEMBER 31,
                                                                 ---------------
                                              2002        2001         2000        1999         1998
                                              ----        ----         ----        ----         ----
SELECTED FINANCIAL RATIOS AND
OTHER DATA (1):
   PERFORMANCE RATIOS:
     Return on average assets..............     0.63%       0.75%        0.47%       0.15%        0.28%
     Return on average equity..............     6.57        7.33         4.29        1.27         2.71
     Average equity to average assets......     9.56       10.20        11.00       11.66        10.38
     Equity to assets at end of
     period................................     8.69        9.70        10.80       11.57        10.55
     Average interest rate spread..........     3.72        3.55         3.66        3.78         3.73
     Net interest margin(2)................     4.13        4.11         4.31        4.41         4.37
     Average interest earning assets
     to average interest bearing
     liabilities...........................   116.63      116.23       118.30      121.19       119.48
     Total noninterest expense to
     average assets........................     4.09        3.82         4.07        4.25         4.02
      Efficiency ratio(3).................     77.82       76.54        82.44       92.58        88.17
   REGULATORY CAPITAL RATIOS:
     Tier 1 capital........................      9.5        10.2         11.3        12.9         10.7
     Tier 1 risk-based capital.............     13.6        14.8         15.0        15.3         15.5
     Total risk-based capital..............     14.6        15.7         16.1        16.4         16.7
   ASSET QUALITY RATIOS:
     Nonperforming loans as a
       percent of total loans..............     0.89        0.93         1.50        1.80         2.49
     Nonperforming assets as a
       percent of total assets.............     0.49        0.60         1.08        1.28         1.70
     Allowance for loan losses as a
       percent of total loans..............     1.11        0.89         1.29        1.46         1.58
     Allowance for loan losses as
       percent of nonperforming
       assets..............................   124.35%      95.69%       76.36%      68.13%       56.72%
   NUMBER OF:
        Banking offices....................        7           6            5           5            4
        Full-time equivalent
         employees.........................       75          67           52          51           48

----------

(1) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.
(2) Net interest margin represents net interest income as a percentage of average interest earning assets.
(3) The efficiency ratio represents the ratio of operating expenses divided by the sum of tax equivalent net interest income and noninterest income less gains and losses on sale of securities.

MARKET AREA

         Oswego County National Bank conducts operations mainly through headquarters in Oswego, New York and six additional branch offices, including a branch which opened in Onondaga County in May 2002. The majority of loans and deposits held by Oswego County National Bank are generated within Oswego and Onondaga counties, a region consisting of a mixture of urban, suburban and rural areas and which includes the cities of Oswego, Fulton and Syracuse.

         The city of Oswego is located on Lake Ontario, 35 miles north of Syracuse. Oswego County includes the cities of Oswego, Fulton and Pulaski. Onondaga County includes the city of Syracuse, a major regional population center for north-central New York. Oswego and Onondaga counties had a combined population of approximately 580,000 as of 2001, with Oswego County containing 122,000 residents or 21% of the total. Oswego County has been historically and continues to have a large concentration of employment in electrical power generation and other industrial employment. The local employment base has been diversified to a substantial extent from prior years as services, wholesale/retail trade and government are all major employers. While the local economy has been stable in recent years, it has not enjoyed the better economic conditions experienced in other parts of the nation.

         Unemployment in Onondaga County, however, has been lower than the national average at 4.8% compared to 5.7% nationally for April 2002. Median household income and the total number of households in Onondoga County have increased 2.7% and 0.1% respectively from 1990 to 2001 and 2.2% and 0.7% in Oswego County. While Oswego County's median household income has increased, it is lower than the national average.

COMPETITION

         Oswego County National Bank faces intense competition both in making loans and attracting deposits. Its primary market area is highly competitive and it faces direct competition from other financial institutions headquartered in the counties served by us, many with a local, state-wide or regional presence and, in some cases, a national presence. Many of these financial institutions are significantly larger than and have greater financial resources than we do.

         We held approximately 11% of the market share in deposits as of June 30, 2001 in Oswego County, New York. We were the sixth largest market share of deposits in Oswego County.

         Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, insurance companies and brokerage and investment banking firms. Our most direct competition for deposits has historically come from commercial banks, savings banks, co-operative banks and credit unions. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies. Historically, our most direct competition for deposits has come from savings banks, co-operative banks, credit unions and commercial banks.

LENDING ACTIVITIES

         GENERAL. At December 31, 2002, our total loans amounted to $107.6 million. Net of the $1.2 million allowance for loan losses, loans were $106.4 million at December 31, 2002 representing 54.6% of total assets. Oswego County National Bank offers the following types of loans:

              o   one-to four-family residential mortgages;

              o   home equity loans;

              o   commercial mortgages;

              o   commercial loans; and

              o   consumer loans.

         At December 31, 2002, $62.2 million or 57.8% of total loans consisted of residential mortgage and home equity loans. Commercial mortgage loans totaled $22.6 million on that date, representing 21.0% of total loans. Commercial loans totaled $13.0 million or 12.1% of total loans and consumer loans totaled $9.8 million or 9.1% of total loans at December 31, 2002. Our strategy is to diversify our banking products with an emphasis on increasing our commercial loans, commercial mortgages and consumer loans.

         The types of loans that we may originate are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by loan demand and the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general economic conditions, the monetary policy of the federal government, including the Federal Reserve, legislative and tax policies, and governmental budgetary matters.

         A national bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2002, our in-house policy limits on loans to one borrower was $1.2 million.

         LOAN PORTFOLIO. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

                                                                   AT DECEMBER 31,
                                                                   ---------------
                                                        2002                             2001
                                                        ----                             ----
                                               AMOUNT            %             AMOUNT              %
                                               ------            -             ------              -
                                                               (DOLLARS IN THOUSANDS)
Residential mortgages and home equity
    loans..............................      $   62,182          57.79%      $   67,004           63.91%
Commercial mortgages...................          22,603          21.01           15,626           14.90
Commercial loans.......................          13,005          12.09           13,690           13.06
Consumer loans........................            9,803           9.11            8,529            8.13
                                             ----------         ------       ----------          ------
      Total loans.....................          107,593         100.00%         104,849          100.00%
                                                                ======
      Allowance for loan losses.......           (1,190)                           (932)
                                             ----------                      ----------
           Net loans..................       $  106,403                      $  103,917
                                             ==========                      ==========

         LOAN MATURITY AND REPRICING. The following tables show the repricing dates or contractual maturity dates as of December 31, 2002. The tables do not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less.

                                                                                DECEMBER 31, 2002
                                                                                -----------------
                                             RESIDENTIAL MORTGAGES AND     COMMERCIAL     COMMERCIAL        CONSUMER
                                                 HOME EQUITY LOANS          MORTGAGES        LOANS            LOANS         TOTALS
                                                 -----------------          ---------        -----            -----         ------
                                                                                 (IN THOUSANDS)
AMOUNTS DUE:
Within one year..........................     $      4,047                 $      19        $   5,372       $   3,676     $  13,114

After one year:
     One to three years..................              306                        47            2,456           1,568         4,377
     Three to five years.................            1,834                       843            3,761           2,461         8,899
     Five to fifteen years...............           25,305                    12,157              578           1,817        39,857
     Over fifteen years..................           30,690                     9,537              838             281        41,346
                                              ------------                 ---------        ---------       ---------     ---------
Total due after one year.................           58,135                    22,584            7,633           6,127        94,479
                                              ------------                 ---------        ---------       ---------     ---------
TOTAL AMOUNT DUE:                             $     62,182                 $  22,603        $  13,005       $   9,803     $ 107,593
                                              ============                 =========        =========       =========     =========

         The following tables present, as of December 31, 2002, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2003 and whether such loans have fixed interest rates or adjustable interest rates.

                                                                                  DUE AFTER DECEMBER 31, 2003
                                                                                  ---------------------------
                                                                    FIXED                  ADJUSTABLE                  TOTAL
                                                                    -----                  ----------                  -----
                                                                                         (IN THOUSANDS)
Residential mortgages and
  home equity loans.............................             $       12,408             $       45,727           $       58,135
Commercial mortgages............................                        253                     22,331                   22,584
Commercial loans................................                      6,435                      1,198                    7,633
Consumer loans..................................                      6,127                          -                    6,127
                                                             --------------             --------------           --------------
  Total loans...................................             $       25,223             $       69,256           $       94,479
                                                             ==============             ==============           ==============


         ORIGINATION, PURCHASE AND SALE OF LOANS. The lending activities of Oswego County National Bank are subject to the written, non-discriminatory, underwriting standards and loan origination procedures established by the

Board of Directors, management, secondary market investors such as Freddie Mac and private mortgage insurance companies. Oswego County National Bank obtains loan originations from a variety of sources, including referrals from real estate brokers, developers, builders, existing customers, newspaper, radio and walk-in customers. Loan applications are taken by lending personnel, and the loan origination department supervises the procurement of credit reports, appraisals and other documentation involved with a loan. Property valuations are performed by independent outside appraisers licensed in New York State. Oswego County National Bank requires borrowers to obtain hazard insurance on any property securing a loan, and title insurance is normally required on all newly originated mortgage loans.

         The loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan. A loan application file is first reviewed by a loan originator or branch manager and then underwritten to established standards and policies. The Board has granted underwriting authority to branch managers, loan underwriters, senior consumer and commercial loan officers, and the president in varying levels. The Board's Loan Committee usually must approve any loan made over $500,000, except those which conform to standards permitting their resale into the secondary market (which must be approved by one of four designated officers).

         Historically, we have originated substantially all of the loans in the portfolio and held them until maturity. However, in early 1998, because of customer preference for fixed-rate mortgage loans, we began originating long-term, fixed-rate residential mortgage loans with terms conforming to secondary market standards. In 2000, we began acquiring newly originated adjustable-rate residential mortgage loans from a real estate firm operating in a nearby community outside our primary market area. Prior to purchase, these loans are evaluated under our normal underwriting criteria.

         The following table shows total loans originated and repaid during the periods indicated.

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                        --------------------------------
                                                 2002                2001                  2000
                                                 ----                ----                  ----
                                                                 (IN THOUSANDS)
LOANS:
     Balance outstanding at beginning
       of period.......................       $   104,849        $    87,081           $    73,098

LOAN ORIGINATIONS:
    Residential mortgages and home equity
       loans...........................            49,572             28,547                23,842
    Commercial mortgages...............            10,725              3,867                 4,937
    Commercial loans...................             7,814              9,545                 3,810
    Consumer loans.....................             4,884              6,059                 5,620
                                              -----------        -----------           -----------
        Total loans originated.........            72,995             48,018                38,209
                                              -----------        -----------           -----------

COMMERCIAL LOANS PURCHASED.............                 -              5,100                     -

LOAN PRINCIPAL REDUCTIONS:
     Loans sold........................            36,552             13,519                   725
       Payments received on loans......            31,948             21,333                23,045
       Loans held for sale.............             1,555                  -                     -
     Loans charged off or transferred
                 to other real estate                 196                498                   456
                                              -----------        -----------           -----------
       Total deductions................            70,251             35,350                24,226
                                              -----------        -----------           -----------

       Ending balance..................       $   107,593        $   104,849           $    87,081
                                              ===========        ===========           ===========

RESIDENTIAL LENDING

         RESIDENTIAL MORTGAGES. Historically, we have concentrated our lending activities on the origination of loans secured primarily by first mortgage liens on existing one-to four-family residences and home equity loans secured by second mortgages on one-to four-family residences. At December 31, 2002, $62.2 million or 57.8% of total loans consisted of such loans.

         From the early 1980s until early 1998, we originated primarily adjustable-rate residential mortgage loans in order to manage its interest-rate risk. However, in February 1998, we commenced the origination of long-term, fixed-rate one-to four-family residential mortgage loans in order to provide a full range of products to its customers, but only under terms, conditions and documentation which conform to standards which permit their resale in the secondary market. Our fixed-rate loans range from terms of 15, 20, or 30 years. Since September 2001, we have sold the majority of fixed-rate loans originated in the secondary market with all servicing retained. Loans serviced for others at December 31, 2002 totaled $48.1 million. For the year ended December 31, 2002, we sold 73.7% of residential mortgage loans originated. All residential mortgage loans sold in the secondary market are sold to Freddie Mac. Loans sold under Freddie Mac guidelines are sold with no right of recourse.

         Adjustable-rate, one-to four-family, residential mortgage loans generally have up to 30-year terms and an interest rate which adjusts every year, three years or five years in accordance with a designated index (currently the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, three years or five years, respectively, as made available by the Federal Reserve Board). Oswego County National Bank generally does not offer deeply discounted interest rates. Loans generally have a cap on the amount of any increase or decrease in the interest rate during the applicable adjustment period, and various caps, depending on when the loan was originated, on the amount which the interest rate can increase or decrease over the life of the loan. Adjustable-rate loans currently being originated are not assumable without Oswego County National Bank's consent, and do not contain prepayment penalties.

         Oswego County National Bank has not engaged in the practice of establishing a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Approximately $50.8 million or 81.6% of the permanent residential mortgage loans in the loan portfolio at December 31, 2002 had adjustable interest rates.

         The demand for adjustable-rate loans in Oswego County National Bank's primary market area has been a function of several factors, including the level of interest rates, the expectations for changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. Through mid-1999, interest rate levels were conducive to originations of our fixed rate residential mortgages. As interest rates continued to rise in the latter part of 1999 and in 2000, borrowers have preferred adjustable rate loans and originations of such loans continued to increase during 2000. During 2002 and 2001, mortgage rates declined and as a result of the lower rate environment, borrowers' preference shifted to fixed-rate loans.

         Pursuant to underwriting guidelines adopted by the Board of Directors, Oswego County National Bank lends up to 100% of the appraised value of the property securing a one-to four-family residential loan, and generally requires borrowers to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property. Oswego County National Bank generally requires title insurance insuring the priority and validity of its mortgage lien, as well as fire and extended coverage casualty insurance in order to protect the properties securing its residential and other mortgage loans. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which Oswego County National Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and mortgage insurance premiums as they become due. The properties securing mortgage loans are appraised by independent appraisers licensed in New York State.

         Home equity loans are typically originated for up to 90% of the appraised value, less the amount of any existing prior liens on the property. Oswego County National Bank secures home equity loans with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage. There is a maximum term of ten years on fixed-rate and 15 years on adjustable-rate home equity loans. At December 31, 2002, home equity loans totaled $500,000 or 0.5% of total loans.

         Oswego County National Bank also offers home equity lines of credit in amounts of up to 80% of the appraised value, or 90% if Oswego County National Bank already has a first lien on the property, less the amount of existing prior liens. At December 31, 2002, home equity lines of credit totaled $4.0 million or 3.7% of total loans.

COMMERCIAL LENDING

         GENERAL. We view our new emphasis on commercial lending as a natural outgrowth of traditional community banking services. Since 1998, we have made a major commitment to commercial lending (involving commercial loans and commercial mortgages) as a means to increase the yield on its loan portfolio and attract lower cost transaction deposit accounts. Oswego County National Bank has worked to develop a niche of making commercial loans to the small and medium sized companies in a wide variety of industries located in Oswego and Onondaga counties and, to a lesser extent, Jefferson, Cayuga and Oneida counties. In particular, Oswego County National Bank has expanded its lending to the business community located in Onondaga County which comprises a growing sector of its market area. Because of this strategy to expand our business banking on both the lending and deposit side, we believe that our conversion to a national bank will be beneficial for implementation of our business plan. Oswego County National Bank offers these businesses a variety of traditional loan products and commercial services administered by Oswego County National Bank's commercial sales department which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the refinancing of existing corporate debt. Oswego County National Bank also offers a variety of deposit products to serve the needs of its commercial customers. In addition, in order to better serve the banking needs of its commercial customers, Oswego County National Bank recently opened a new branch in Liverpool, Onondaga County that offers 24-hour access to a business banking suite to make deposits and/or obtain coin and currency, providing commercial customers with 24-hour convenience to make deposits to their accounts and get rolled coin for opening the next morning.

         Since 1998, we have staffed our commercial sales department with five officers with considerable commercial lending expertise in our market area and have developed a staff to support the commercial sales department and a business development officer works with each commercial loan officer to promote complementary loan and deposit products.

         Oswego County National Bank is also an approved lender of the Small Business Administration ("SBA") in order to better serve the needs of local businesses while simultaneously reducing credit risk. At December 31, 2002, the commercial loan portfolio included $4.4 million of loans guaranteed by the SBA.

         COMMERCIAL MORTGAGE LOANS. The majority of commercial mortgage loans are secured by mixed-use properties (partly commercial and partly residential) and apartment buildings located in Oswego County National Bank's primary market area. At December 31, 2002 all commercial mortgage loans were collateralized by properties and approximately 95% of Oswego County National Bank's commercial loans were collateralized by properties in the bank's lending area. Oswego County National Bank originates commercial real estate loans to finance the purchase of real property, which generally consists of apartment buildings, business properties, multi-family investment properties and construction loans to developers of commercial and residential properties. In underwriting commercial real estate loans, consideration is given to the property's historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2002, our commercial real estate loan portfolio consisted of 146 loans, totaling $22.6 million, or 21.0% of total loans.

         Substantially all of the commercial real estate portfolio consists of loans which are collateralized by properties in Oswego County National Bank's normal lending area. Oswego County National Bank's commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower. Oswego County National Bank generally lends up to a maximum loan-to-value ratio of 80% on commercial properties and requires a minimum debt coverage ratio of 1.20x. Oswego County National Bank's largest loan relationship consists of one loan of $1.1 million at December 31, 2002. In addition, Oswego County National Bank has a letter of credit obligation for $1.1 million secured by a real estate mortgage on a housing project that provides assisted living for the elderly located in the town of Volney.

         In addition to interest earned on loans, Oswego County National Bank may receive loan origination fees or "points" on the origination of commercial mortgage loans. Loan points are a percentage of the principal amount of the mortgage loan which is charged to the borrower at the time the loan is originated.

         Commercial mortgage lending is generally considered to involve a higher degree of risk than one-to four-family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally.

         Because of increased risks associated with commercial real estate loans, Oswego County National Bank's commercial real estate loans generally have higher rates and shorter maturities than residential mortgage loans. Oswego County National Bank usually offers commercial real estate loans at adjustable rates tied to the prime rate or to yields on U.S. Treasury securities. The terms of such loans generally do not exceed 20 years.

         COMMERCIAL LOANS. Oswego County National Bank offers commercial loan products and services which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the financing of existing corporate debt. Oswego County National Bank offers business installment loans, vehicle and equipment financing, lines of credit, equipment leasing and other commercial loans. At December 31, 2002, our commercial loan portfolio consisted of 354 loans, totaling $13.0 million or 12.1% of our total loans. Since December 31, 2000, commercial loans have grown $5.3 million from $7.7 million.

         We had not been an active originator of such loans until 1998 when an experienced commercial lending manager joined Oswego County Savings Bank and began developing and promoting our related loan products. Since that time, we have added three commercial loan officers, a business development officer and a support person. Oswego County National Bank may hire additional commercial loan officers on an as needed basis in connection with its potential branch expansion.

         Oswego County National Bank concentrates its efforts on making commercial loans in amounts of $50,000 to $1.0 million to small and medium-sized entities located in Oswego County National Bank's market area. Oswego County National Bank has targeted commercial loans for expansion because yields are generally higher, terms are typically shorter and the prevalence of adjustable or floating rates of interest is greater than in certain other types of lending.

         As part of Oswego County National Bank's strategy of increasing its emphasis on commercial lending, Oswego County National Bank seeks to attract its business customers' entire banking relationship. Oswego County National Bank also provides complementary commercial products and services, including an equipment leasing program with a third party vendor, a variety of commercial deposit accounts, cash management services, sweep accounts, a broad ATM network and night deposit services. Commercial loan officers are based in its main and branch offices, and Oswego County National Bank views its recent and potential branch expansion as a means of facilitating these commercial relationships. Oswego County National Bank intends to use the proceeds of the stock offering to continue to expand the volume of its business products and services within its current underwriting standards.

         Oswego County National Bank's commercial loan portfolio does not have any significant loan concentration by type of property or borrower. The largest concentration of loans were for a number of unrelated loans to purchase investor owned real estate which comprise approximately 21.0% of the total loan portfolio. At December 31, 2002, our largest loan was $793,000.

         Commercial loans are limited to terms of seven years but generally have terms of five years or less. Although Oswego County National Bank does originate fixed-rate commercial loans, substantially all of its commercial loans have variable interest rates tied to the prime rate. Alternatively, Oswego County National Bank may collateralize these loans with a lien on business assets and equipment. In some cases, both types of liens are required. Oswego County National Bank also generally requires the personal guarantee of the business owner. Interest rates on commercial loans generally have higher yields than residential or commercial mortgages.

         Commercial loans are generally considered to involve a higher degree of risk than residential or commercial real estate loans because the collateral may be in the form of intangible assets and/or inventory subject to market obsolescence. Commercial loans may also involve relatively large loan balances to single borrowers or groups of related borrowers, with the repayment of such loans typically dependent on the successful operation and income stream of the borrower. These risks can be significantly affected by economic conditions. In addition, business lending generally requires substantially greater oversight efforts by Oswego County National Bank's staff compared to residential or commercial real estate lending. In order to mitigate this risk, Oswego County National Bank monitors its loan concentration and its loan policies generally limit the amount of loans to a single borrower or group of borrowers. Oswego County National Bank also utilizes the services of an outside consultant to conduct on-site credit quality reviews of the commercial loan portfolio.

         While commercial lending is relatively new to us, we have implemented underwriting and collection policies and procedures, and third-party loan review that management believes provides prudent control.

CONSUMER LENDING

         Oswego County National Bank makes loans for a wide variety of personal or consumer purposes. The consumer loans offered include secured and unsecured personal lines of credit, home equity lines of credit, as well as loans secured by deposit accounts, automobile loans, recreational vehicle loans and boat loans. At December 31, 2002, $9.8 million or 9.1% of total loans consisted of consumer loans. Oswego County National Bank originates consumer loans in order to provide a full range of financial services to customers and because such loans generally have shorter terms and higher interest rates than one-to four-family residential mortgage loans.
         Loans secured by deposit accounts amounted to $320,000 or 0.3% of total loans at December 31, 2002. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. Oswego County National Bank offers automobile loans on both new and used vehicles, with most of the loans secured by used vehicles. Automobile loans have terms of up to five years and have fixed interest rates. Such loans amounted to $3.5 million or 3.2% of total loans at December 31, 2002. Unsecured personal loans amounted to $2.4 million or 2.2% of total loans at December 31, 2002. Unsecured personal lines of credit amounted to $3.4 million or 3.2% of total loans at December 31, 2002. Secured personal loans amounted to $209,000 or 0.2% of total loans at December 31, 2002.

         Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans but generally involve more credit risk than residential mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. At December 31, 2002, we did not have any repossessed collateral on its books. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

ASSET QUALITY

         GENERAL. When a borrower fails to make a required payment on a loan, Oswego County National Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Late charges are generally imposed following the tenth day after a payment is due on consumer and commercial loans and the fifteenth day after a payment is due on residential mortgage loans. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 30 days, the loan and payment history is reviewed and efforts are made to collect the loan. While Oswego County National Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 60 to 90 days delinquent, Oswego County National Bank institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

         A loan is placed on non-accrual status when it is 90 days or more past due. In addition, Oswego County National Bank places any loan on non-accrual status if any part of it is classified as doubtful or loss (or if any part has been charged off.) When a loan is placed on non-accrual status, total interest accrued and unpaid to date is reversed and charged to interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Real estate acquired by Oswego County National Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified, under generally accepted accounting principles, as real estate owned until sold. At December 31, 2002, we had no real estate owned. Real estate owned properties are carried at fair value minus estimated costs to sell the property. Writedowns to estimated fair value at the time of foreclosure are charged to the allowance for loan losses. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized. Adjustments to the carrying value of such properties that result from subsequent declines in fair value are charged to operations in the period in which the decline occurs.

         ASSET QUALITY COMMITTEE AND DELINQUENT LOAN REVIEW. Oswego County National Bank has an Asset Quality Committee that meets every other week to review every delinquent loan. The Committee is chaired by Mr. Kreis, the President and CEO, and the members include a full-time collection staff person, the head of Retail Banking, the head of Commercial Banking, and the head of Sales Support (operations). The Asset Quality Committee assesses the quality of the loan portfolio, review trends, recommend and follow legal actions, review the status of any REO properties or other repossessed collateral, review the "Watchlist" and any necessary loan grading changes, and assess the adequacy of the loan loss reserve. Any loan that is seriously delinquent has the loan file pulled for a review of the original underwriting to see if a problem could have been detected at the time of the loan.

         In addition to its internal loan review, Oswego County National Bank has contracted with an outside loan consultant to provide loan review and loan loss allowance analysis of Oswego County National Bank's operations. Services provided by the loan consultant include internal compliance with regulatory requirements and documentation and a review of each loan on the "Watchlist." In addition, the outside consultant performs a review of all new commercial mortgage and commercial loans originated by Oswego County National Bank, and on an annual basis reviews all commercial mortgage and commercial loans with a balance of $50,000 or more.

         LOAN APPROVAL PROCEDURES. Loan underwriting authorities are issued to individual officers engaged in approving loans based on their experience and track record and the authorities are approved by the Board. Loans over the individual loan authorities are brought to the Officers' Loan Committee that meets on an as needed basis. That Committee is chaired by the President and CEO and the members include the head of Retail Banking, the retail banking underwriter, the head of Commercial Banking and the five members of the Commercial Banking Department. The Officers' Loan Committee has loan authority to $500,000. Minutes of the Officers' Loan Committee meetings are reviewed by the Board of Directors. All loan relationships over $500,000 go to the Directors' Loan Committee that consists of two outside Directors and the President and CEO.

         NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of Oswego County National Bank's nonperforming assets at the dates indicated.

                                                                               AT DECEMBER 31,
                                                                               ---------------
                                                                2002                  2001                2000
                                                                ----                  ----                ----
                                                                           (DOLLARS IN THOUSANDS)
NONPERFORMING LOANS:
   Residential mortgages and home
    equity loans..................................        $         604              $     520       $         335
   Commercial mortgages and loans.................                   88                    110                 705
   Consumer.......................................                   65                    124                  43
                                                          -------------              ---------       -------------
      Total.......................................                  757                    754               1,083
Restructured commercial mortgage loan.............                  200                    220                 220
                                                          -------------              ---------       -------------
Total nonperforming loans.........................                  957                    974               1,303
                                                          -------------              ---------       -------------
FORECLOSED ASSETS:
   Residential real estate........................                    8                      -                 165
                                                          -------------              ---------       -------------
       Total......................................                    8                      -                 165
                                                          -------------              ---------       -------------
Total nonperforming assets........................        $         965              $     974       $       1,468
                                                          =============              =========       =============
Nonperforming assets to total assets..............                 0.49%                  0.60%               1.08%
                                                          =============              =========       =============
Nonperforming loans to total assets...............                 0.50%                  0.60%               0.95%
                                                          =============              =========       =============

         Oswego County National Bank had no accruing loans which were more than 90 days delinquent at December 31, 2002, December 31, 2001 or 2000. If all nonaccruing loans had been current in accordance with their terms during the years ended December 31, 2002 and 2001, interest income on such loans would have amounted to approximately $327,000 and $195,000, respectively. Interest income on those nonaccruing loans of $286,000 and $115,000 was recognized during the years ended December 31, 2002 and 2001, respectively.

         CLASSIFIED ASSETS. Federal regulations require that each insured savings bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

         Exclusive of any assets classified as loss which have been fully reserved or charged-off, our classified assets at December 31, 2002 consisted of $1.4 million of assets classified as special mention, which represented 0.7% of total assets. At December 31, 2002, $817,000 of assets were classified as substandard. There were no assets classified as doubtful or loss at December 31, 2002. At December 31, 2002, management has established a general allowance of $129,000 for losses for the assets classified as substandard and a general allowance of $91,000 for assets classified as special mention.

         At December 31, 2002, $168,000 of the assets classified as substandard were included as nonperforming assets. There are additional loans totaling $649,000 which are classified as substandard. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans is not significant. While in a performing status as of December 31, 2002, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

         At December 31, 2002 and 2001, there were no assets classified as loss. At December 31, 2002 and 2001, there were no assets classified as doubtful. An allowance of $291,000 was established for the assets classified as doubtful at December 31, 2000. The loan which comprised the majority of this balance was charged-off in the end of 2001. At December 31, 2002 and 2001, $818,000 and $473,000 of assets were classified as substandard, respectively. At December 31, 2002 and 2001, $1.4 million and $1.5 million of assets were classified as special mention, respectively. At December 31, 2002 and 2001, management established a general allowance of $129,000 and $75,000 for losses for the assets classified as substandard and $91,000 and $64,000, respectively for assets classified as special mention.

         At December 31, 2002 and 2001, nonaccruing loans included $168,000 and $387,000 of loans classified as substandard, and $338,000 and $402,000 of loans classified as special mention. At December 31, 2000, nonaccruing loans included $705,000 of loans classified as doubtful.

         The following table sets forth the amounts of classified assets and the associated allowance at the dates indicated.

                                                                   AT DECEMBER 31,
                                                                   ---------------
                                             2002                        2001                        2000
                                             ----                        ----                        ----
                                     LOANS        ALLOWANCE       LOANS      ALLOWANCE        LOANS       ALLOWANCE
                                     -----        ---------       -----      ---------        -----       ---------
                                                                    (IN THOUSANDS)
LOSS:

Residential mortgages...........  $       -      $       -      $       -    $       -     $       -      $       -
Commercial mortgages............          -              -              -            -             -              -
Commercial loans................          -              -              -            -             -              -
Consumer........................          -              -              -            -             -              -
                                  ---------      ---------      ---------    ---------     ---------      ---------
                                          -              -              -            -             -              -
DOUBTFUL:

Residential mortgages...........          -              -              -            -             -              -
Commercial mortgages............          -              -              -            -             -              -
Commercial loans................          -              -              -            -           705            291
Consumer........................          -              -              -            -             -              -
                                  ---------      ---------      ---------    ---------     ---------      ---------
                                          -              -              -            -           705            291
SUBSTANDARD:

Residential mortgages...........        276             41            132           20           202             35
Commercial mortgages............        453             68            231           35           220             33
Commercial loans................         89             20            110           20             -              -
Consumer........................          -              -              -            -             -              -
                                  ---------      ---------      ---------    ---------     ---------      ---------
                                        818            129            473           75           422             68
SPECIAL MENTION:

Residential mortgages...........        815             61            863           32           981             59
Commercial mortgages............        601             30            649           32           801             40
Commercial loans................          -              -              -            -             -              -
Consumer........................          -              -              -            -             -              -
                                  ---------      ---------      ---------    ---------     ---------      ---------
                                      1,416             91          1,512           64         1,782             99



          Total                   $   2,234      $     220      $   1,985    $     139     $   2,909      $     458
                                  =========      =========      =========    =========     =========      =========

         ALLOWANCE FOR LOAN LOSSES. At December 31, 2002, the allowance for loan losses amounted to $1.2 million or 1.1% of the total loan portfolio. Oswego County National Bank's loan portfolio consists primarily of residential mortgage, home equity and commercial mortgage loans and, to a lesser extent, consumer loans and commercial loans. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance at a level to cover known and inherent losses in the loan portfolio that are both probable and estimable. The allowance for loan losses consists of amounts specifically allocated to nonperforming loans and potential problem loans (if any) as well as allowances determined for each major loan category. Loan categories such as one-to four-family residential mortgages and consumer loans are generally evaluated on an aggregate or "pool" basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in Oswego County National Bank's market area. While Oswego County National Bank uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require Oswego County National Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

         The following table sets forth an analysis of our allowance for loan losses during the periods indicated.

                                                                            AT OR FOR THE
                                                                      YEARS ENDED DECEMBER 31,
                                                                      ------------------------
                                                              2002              2001              2000
                                                              ----              ----              ----
                                                                       (DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning
     of period...................................          $       932       $    1,121         $    1,069
                                                           -----------       ----------         ----------
Charge-offs:
    Residential loans............................                    8               35                113
    Commercial and industrial loans..............                    1              318                  -
    Consumer loans...............................                  179               35                 49
                                                           -----------       ----------         ----------
         Total charge-offs.......................          $       188       $      388         $      162
                                                           ===========       ==========         ==========

Recoveries:
    Residential loans............................                    8               25                 31
    Commercial and industrial loans..............                   12               17                  -
    Consumer loans...............................                   14               13                 14
                                                           -----------       ----------         ----------
         Total recoveries........................          $        34       $       55         $       45
                                                           ===========       ==========         ==========
Net charge-offs (recoveries).....................                  154              333                117
Provision for loan losses........................                  412              144                169
                                                           -----------       ----------         ----------
Allowance for loan losses at end of period.......          $     1,190       $      932         $    1,121
                                                           ===========       ==========         ==========
Average loans outstanding........................          $   110,534       $   96,406         $   80,594
                                                           ===========       ==========         ==========
Allowance for loan losses as a percent
   of total loans outstanding....................                 1.11%            0.89%              1.29%
                                                           ===========       ==========         ==========
Ratio of net charge-offs (recoveries) to average
   loans outstanding.............................                 0.14%            0.35%              0.15%
                                                           ===========       ==========         ==========

         The following table presents the allocation of our allowance for loan losses by type of loan at each of the dates indicated.


                                                                         AT DECEMBER 31,
                                                                         ---------------
                                              2002                            2001                            2000
                                              ----                            ----                            ----
                                                 LOAN CATEGORY                    LOAN CATEGORY                  LOAN CATEGORY
                                    AMOUNT OF   AS A % OF TOTAL     AMOUNT OF       AS A % OF      AMOUNT OF    AS A % OF TOTAL
                                    ALLOWANCE        LOANS          ALLOWANCE      TOTAL LOANS     ALLOWANCE         LOANS
                                    ---------        -----          ---------      -----------     ---------         -----
                                                                     (DOLLARS IN THOUSANDS)
Residential mortgages and home
    equity loans................   $    324          57.79%       $    304            63.91%          290            73.47%
Commercial mortgages............        309          21.01             213            14.90           169            12.36
Commercial loans................        152          12.09             135            13.06           382             8.79
Consumer loans..................        188           9.11             162             8.13            90             5.38
Unallocated.....................        217              -             118                -           190                -
                                   --------         ------        --------           ------       -------           ------

Total...........................   $  1,190         100.00%       $    932           100.00%      $ 1,121           100.00%
                                   ========         ======        ========           ======       =======           ======


SECURITIES

         Oswego County National Bank has authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies and of state and municipal governments, certain corporate securities, certificates of deposit at federally insured banks and savings institutions and federal funds. Each purchase of a security is ratified by the Board of Directors.

         At December 31, 2002, Oswego County National Bank's securities portfolio had an amortized cost of $38.5 million and a fair value of $39.7 million. All securities were classified as available for sale at December 31, 2002. At December 31, 2002 Oswego County National Bank's securities portfolio consisted of U.S. government sponsored agency obligations, New York State municipalities, corporate securities, mortgage-backed securities and equity securities.

         Changes in the securities portfolio are the result of our continued implementation of an investment strategy to preserve tax-equivalent yields during the low interest rate environment and provide future cash flows that can be reinvested as market interest rates increase. We began implementing this strategy during 2001 with the purchase of mortgage-backed securities that will be self-liquidating and provide future funds for reinvestment at higher rates. During 2001 and 2002, we purchased mid-term municipal securities to provide yield support for the short-term portion of the securities portfolio. Additionally, during 2002, we reduced the corporate securities portion of the securities portfolio to maintain asset quality.

         The following table presents the composition of our securities portfolio at the dates indicated.

                                                                                AT DECEMBER 31,
                                                                                ---------------
                                                         2002                       2001                        2000
                                                         ----                       ----                        ----
                                                 CARRYING   PERCENT OF    CARRYING     PERCENT OF     CARRYING     PERCENT OF
                                                  VALUE        TOTAL        VALUE         TOTAL         VALUE         TOTAL
                                                  -----        -----        -----         -----         -----         -----
                                                                           (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE (FAIR VALUE):
Debt securities:
   United States Government agency obligations   $   850        2.14%     $   2,859       7.09%     $   18,967        99.99%
   Corporate securities....................        4,528       11.41          6,909      17.14               -            -
   Municipal securities....................       15,309       38.58         10,178      25.26               -            -
   Mortgage-backed securities..............       14,838       37.39         16,335      40.53               -            -
                                                 -------      ------      ---------     ------      ----------       ------
         Total debt securities.............       35,525       89.52         36,281      90.02          18,967        99.99
Equity securities..........................        4,157       10.48          4,021       9.98               2          .01
                                                 -------      ------      ---------     ------      ----------       ------
   Total securities available for
      sale................................        39,682      100.00%        40,302     100.00%         18,969       100.00%
                                                 =======      ======      =========     ======      ==========       ======

SECURITIES HELD TO MATURITY (AMORTIZED COST):
United States Government agency obligations            -           -%           -            -%          3,000        22.54%
Corporate securities......................             -           -            -            -           4,229        31.78
Municipal securities......................             -           -            -            -           3,672        27.59
Mortgage-backed securities................             -           -            -            -           1,838        13.81
Small Business Administration..............            -           -            -            -             569         4.28
                                                 -------      ------      ---------     ------      ----------       ------
    Total securities held to maturity......            -           -            -            -          13,308       100.00%
                                                 -------      ------      ---------     ------      ----------       ------

      Total securities....................       $39,682      100.00%     $  40,302     100.00%     $   32,277       100.00%
                                                 =======      ======      =========     ======      ==========       ======

         The following table presents information regarding the carrying value, weighted average yields on a tax equivalent basis assuming a 40% combined federal and state income tax rate and contractual maturities of our debt securities available for sale including mortgage-backed securities, as of the periods indicated. Weighted average yields are based on amortized cost.

                                                           AT DECEMBER 31, 2002
                                                           --------------------
                                                         MORE THAN ONE YEAR TO FIVE   MORE THAN FIVE YEARS TO
                                    ONE YEAR OR LESS                YEARS                    TEN YEARS
                                    ----------------                -----                    ---------
                                 CARRYING     WEIGHTED     CARRYING     WEIGHTED      CARRYING     WEIGHTED
                                  VALUE    AVERAGE YIELD    VALUE     AVERAGE YIELD    VALUE     AVERAGE YIELD
                                  -----    -------------    -----     -------------    -----     -------------
                                                            (DOLLARS IN THOUSANDS)
Securities Available for sale
(fair value):
     U.S. Government Agency
     obligations...............  $    -             -%     $   850         5.60%      $     -            -%
     Corporate Securities......     709          6.02        2,701         6.14           528         6.59
     Municipal Securities......     117          6.16          841         6.23         1,872         6.60
     Mortgage-backed securities       -             -          415         5.57           786         3.72
                                 ------          ----      -------         ----       -------         ----

           Total...............  $  826          6.04%     $ 4,807         6.01%      $ 3,186         5.89%

                                               AT DECEMBER 31, 2002
                                               --------------------
                                  MORE THAN TEN YEARS              TOTAL
                                  -------------------              -----
                                 CARRYING     WEIGHTED     CARRYING     WEIGHTED
                                  VALUE    AVERAGE YIELD    VALUE    AVERAGE YIELD
                                  -----    -------------    -----    -------------
                                             (DOLLARS IN THOUSANDS)
Securities Available for sale
(fair value):
     U.S. Government Agency
     obligations............... $      -           -%     $   850          5.60%
     Corporate Securities......      590         6.74        4,528         6.24
     Municipal Securities......   12,479         6.80       15,309         6.74
     Mortgage-backed securities   13,637         4.90       14,838         4.85
                                 -------         ----      -------         ----

           Total...............  $26,706         5.83%     $35,525         5.86%

         MORTGAGE-BACKED SECURITIES. Mortgage-backed securities represent a participation interest in a pool of single-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as Oswego County National Bank. U.S. Government agencies and government-sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, Fannie Mae and Ginnie Mae.

         Freddie Mac, which is a corporation chartered by the U.S. Government, issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by the Ginnie Mae and backed by the full faith and credit of the U.S. Government. Because these government sponsored agencies were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. To accommodate larger-sized loans and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

         Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages of varying maturities with interest rates that are within a range. The underlying pool of mortgages may be fixed-rate or adjustable-rate, and prepayment risk is passed on to the certificate holder. The life of a mortgage-backed pass-through security approximates the life of the underlying mortgages.

         Mortgage-backed securities generally yield less than the loans which underlie such securities because of payment guarantees or credit enhancements and fees paid to servicers. Furthermore, mortgage-backed securities are generally more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of Oswego County National Bank.

         The following table sets forth the activity in our mortgage-backed securities portfolio during the periods indicated.

                                                                         AT OR FOR THE YEAR ENDED
                                                                               DECEMBER 31,
                                                                               ------------
                                                            2002                  2001                   2000
                                                            ----                  ----                   ----
                                                                          (DOLLARS IN THOUSANDS)
Mortgage-backed securities at beginning of period
   (amortized cost).............................        $   16,200           $     1,838            $     2,430
Purchases.......................................             6,152                18,757                      -
Repayments......................................            (7,535)               (4,321)                  (588)
Discount accretion, net.........................              (156)                  (74)                    (4)
                                                        ----------           -----------            -----------
Mortgage-backed securities at end of period
   (amortized cost).............................        $   14,661           $    16,200            $     1,838
                                                        ==========           ===========            ===========
Mortgage-backed securities at end of period (fair
   value).......................................        $   14,838           $    16,335            $     1,900
                                                        ==========           ===========            ===========
Weighted average yield at end of period.........              4.85%                 5.92%                 6.11%
                                                        ==========           ===========            ===========

SOURCES OF FUNDS

         GENERAL. Deposits are the primary source of Oswego County National Bank's funds for lending and other investment purposes. In addition to deposits, funds are derived from borrowings and principal and interest payments on loans and mortgage-backed securities. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Oswego County National Bank has also financed a portion of its asset growth with borrowings from the Federal Home Loan Bank of New York and the Federal Reserve Bank of New York.

         At December 31, 2002, we had total borrowings from the Federal Home Loan Bank of New York of $13.7 million. Also available to Oswego County National Bank are overnight and one-month borrowing facilities with the Federal Home Loan Bank of New York, each in the amount of $7.7 million, an overnight credit plus line of $7.0 million with the Federal Home Loan Bank of New York and a $5.0 million overnight line of credit with a commercial bank. Federal Home Loan Bank advances are collateralized by Federal Home Loan Bank stock owned by us and mortgage-backed securities with a fair value of approximately $6.4 million at December 31, 2002. In addition, the advances are collateralized by a blanket lien on Oswego County National Bank's one-to four-family mortgage loans.

         DEPOSITS. Oswego County National Bank's deposit products include a broad selection of deposit instruments, including demand deposits, money market deposits, savings deposits and time deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         Oswego County National Bank's deposits are obtained primarily from residents of Oswego County and Onondaga County in New York State. It is estimated that less than 1% of current deposits are obtained from customers residing outside New York State. Brokers are not retained to solicit funds for deposit with Oswego County National Bank or to actively solicit negotiable-rate certificates of deposit with balances of $100,000 or more.

         Oswego County National Bank sets interest rates, maturity terms, service fees and withdrawal penalties on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal and state regulations.

         The following table sets forth activity in our deposits during the periods indicated.

                                                                                    FOR THE
                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                2002                 2001                 2000
                                                                ----                 ----                 ----
                                                                                (IN THOUSANDS)
Beginning balance................................            $  129,183           $  105,887           $  100,118
Net increase before interest credited............                13,512               19,397                2,232
Interest credited................................                 2,989                3,899                3,537
                                                             ----------           ----------           ----------
Net increase in deposits ........................                16,501               23,296                5,769
                                                             ----------           ----------           ----------
Ending balance...................................            $  145,684           $  129,183           $  105,887
                                                             ==========           ==========           ==========

         The following table sets forth the dollar amount of deposits in the various types of programs offered by Oswego County National Bank at the dates indicated.

                                                                        AT DECEMBER 31,
                                                                        ---------------
                                                  2002                      2001                       2000
                                                  ----                      ----                       ----
                                            AMOUNT        %          AMOUNT         %          AMOUNT           %
                                            ------        -          ------         -          ------           -
                                                                   (DOLLARS IN THOUSANDS)
Time deposits:
     1.50% - 3.99%...................... $   38,540     26.46%    $   14,184       10.98%    $        7         0.01%
     4.00% - 5.99%......................     12,579      8.63         23,922       18.52         13,959        13.18
     6.00% - 7.99%......................      3,336      2.29          8,232        6.37         27,001        25.50
                                         ----------    ------     ----------      ------     ----------       ------

         Total time deposits:...........     54,455     37.38         46,338       35.87         40,967        38.69
                                         ----------    ------     ----------      ------     ----------       ------

Transaction accounts:
     Savings deposits...................     45,598     31.30         42,788       33.12         44,544        42.07
     Money market deposits..............     22,863     15.69         20,043       15.52          5,193         4.90
     Demand deposits....................     22,768     15.63         20,014       15.49         15,183        14.34
                                         ----------    ------     ----------      ------     ----------       ------
         Total transaction accounts.....     91,229     62.62         82,845       64.13         64,920        61.31
                                         ----------    ------     ----------      ------     ----------       ------
         Total deposits................. $  145,684    100.00%   $   129,183      100.00%    $  105,887       100.00%
                                         ==========    ======     ==========      ======     ==========       ======

         The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                   2002                        2001                     2000
                                                   ----                        ----                     ----
                                                        AVERAGE RATE   AVERAGE   AVERAGE RATE    AVERAGE     AVERAGE
                                      AVERAGE BALANCE       PAID       BALANCE       PAID        BALANCE    RATE PAID
                                      ---------------       ----       -------       ----        -------    ---------
                                                                   (DOLLARS IN THOUSANDS)
NOW                                   $     3,880          1.28%       $  3,199       1.69%    $     2,231      2.15%
Savings deposits...................        42,354          1.45          41,695       2.17          45,709      2.67
Demand deposits....................        21,414              -         17,332          -          14,393        -
Money market deposits..............        22,139          2.18          13,447       3.79           1,994      4.91
Time deposits......................        49,467          3.73%         45,120       5.39%         40,497      5.36%
                                      -----------                     ---------                -----------
         Total deposits:...........   $   139,254                     $ 120,793                $   104,824
                                      ===========                     =========                ===========

         The following table shows the interest rate and maturity information for our time deposits at December 31, 2002.

                                                                    MATURITY DATE
                                                                    -------------
                                                 OVER SIX
                                 SIX MONTHS      MONTHS TO      OVER 1 TO     OVER 2 TO 3
                                  OR LESS         1 YEAR         2 YEARS         YEARS      OVER 3 YEARS     TOTAL
                                  -------         ------         -------         -----      ------------     -----
                                                               (DOLLARS IN THOUSANDS)
Amount........................    $22,462         $17,839        $5,057         $4,065        $5,032        $54,455
Average Rate..................       3.02%           2.92%         3.84%          4.55%         4.77%          3.39%

         The following table sets forth the maturities of certificates of deposit with principal amounts of $100,000 or more at December 31, 2002.

MATURITY PERIOD:                                                                                     AMOUNT
----------------                                                                                     ------
                                                                                                 (IN THOUSANDS)
Three months or less..................................................................           $   1,980
Over three months through six months..................................................               2,231
Over six months through 12 months.....................................................               4,597
Over 12 months........................................................................               4,842
                                                                                                 ---------
         Total certificates of deposit with balances of $100,000 or more..............           $  13,650
                                                                                                 =========

RATE/VOLUME ANALYSIS

         The following table presents the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected Bridge Street Financial's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.


                                                 TWELVE MONTHS ENDED        TWELVE MONTHS ENDED
                                              DECEMBER 31, 2002 COMPARED-   DECEMBER 31, 2001
                                                          TO                   COMPARED TO
                                                 TWELVE MONTHS ENDED       TWELVE MONTHS ENDED
                                                  DECEMBER 31, 2001         DECEMBER 31, 2000
                                                 INCREASE/(DECREASE)       INCREASE/(DECREASE)
                                                 -------------------       -------------------
                                                   DUE TO                     DUE TO
                                                   ------                     ------
                                               VOLUME    RATE     NET     VOLUME   RATE     NET
                                               ------    ----     ---     ------   ----     ---
                                                                (IN THOUSANDS)
              INTEREST INCOME:
                Loans.......................  $1,059   $(1,156)  $ (97)  $1,290   $(309)  $ 981
                Securities..................     331      (152)    179      (81)     24     (57)
                Federal funds sold and other      11      (133)   (122)     135     (40)     95
                                               -----   -------   -----   ------   -----   -----
                   Total interest income....   1,401    (1,441)    (40)   1,344    (325)  1,019
                                               -----   -------   -----   ------   -----   -----

              INTEREST EXPENSE:
                Saving, Now and money
                   market deposits..........     222      (543)   (321)     218    (116)    102
                Time deposits...............     215      (804)   (589)     248      12     260
                Borrowings..................     122       (92)     30      208     (20)    188
                                               -----   -------   -----   ------   -----   -----

              Total interest expense........     559    (1,439)   (880)     674    (124)    550
                                               -----   -------   -----   ------   -----   -----
              Increase (decrease) in net
                interest income.............  $  842    $   (2)  $ 840    $ 670   $(201)  $ 469
                                               =====   =======   =====   ======   =====   =====


PERSONNEL

         As of December 31, 2002, we had 63 full-time employees and 17 part-time employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.


                                   REGULATION

GENERAL

         Bridge Street Financial is regulated as a financial holding company by the Federal Reserve Board. Oswego County National Bank, as a national bank, is subject to the regulation, examination and supervision by the Office of the Comptroller of the Currency ("OCC"). Oswego County National Bank must file reports with the OCC concerning its activities and financial condition. Bridge Street Financial must file reports with, and otherwise comply with the rules and regulations of the Federal Reserve. Bridge Street Financial is required to file reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

         Any change in such laws and regulations, whether by the OCC, the Federal Reserve, or through legislation, could have a material adverse impact on Bridge Street Financial and Oswego County National Bank and their operations and stockholders.

REGULATION OF OSWEGO COUNTY NATIONAL BANK

         The OCC has extensive authority over the operations of national banks. As part of this authority, Oswego County National Bank is required to file periodic reports with the OCC and is subject to periodic examinations by the OCC. All national banks are subject to a semi-annual assessment, based upon the bank's total assets, to fund the operations of the OCC.

         The OCC also has extensive enforcement authority over all national banks, including Oswego County National Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations as well as unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OCC. Except under certain circumstances, public disclosure of final enforcement actions by the OCC is required.

         The OCC, as well as the other federal banking agencies, have adopted regulations and guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, internal controls and audit systems, interest rate risk exposure, asset quality and earnings, and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

         DEPOSIT INSURANCE AND REGULATION BY THE FDIC. Pursuant to federal banking law, the FDIC has established a system for setting deposit insurance premiums based upon the risks a particular institution poses to its deposit insurance fund. Under the risk-based deposit insurance assessment system, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the most recent quarterly report filed with the applicable bank regulatory agency prior to the assessment period. The three capital categories are (1) well capitalized, (2) adequately capitalized and (3) undercapitalized using capital ratios that are substantially similar to the prompt corrective action capital ratios discussed below. The FDIC also assigns an institution to supervisory subgroup based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including Oswego County National Bank.

         The FDIC may terminate the insurance of an institution's deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The management of Oswego County National Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         CAPITAL REQUIREMENTS. Oswego County National Bank is subject to the capital regulations of the OCC. The OCC's regulations establish two capital standards for national banks: a leverage requirement and a risk-based capital requirement. In addition, the OCC may, on a case-by-case basis, establish individual minimum capital requirements for a national bank that vary from the requirements which would otherwise apply under OCC regulations. A national bank that fails to satisfy the capital requirements established under the OCC's regulations will be subject to such administrative action or sanctions as the OCC deems appropriate.

         The leverage ratio adopted by the OCC requires a minimum ratio of "Tier 1 capital" to adjusted total assets of 3% for national banks rated composite 1 under the CAMELS rating system for banks. National banks not rated composite 1 under the CAMELS rating system for banks are required to maintain a minimum ratio of Tier 1 capital to adjusted total assets of 4% to 5%, depending upon the level and nature of risks of their operations. For purposes of the OCC's leverage requirement, Tier 1 capital generally consists of common stockholders' equity and retained income and certain non-cumulative perpetual preferred stock and related income, except that no intangibles and certain purchased mortgage servicing rights and purchased credit card relationships may be included in capital.

         The risk-based capital requirements established by the OCC's regulations require national banks to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital (as described above) plus "Tier 2 capital," provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 2 capital include certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.

         SAFETY AND SOUNDNESS STANDARDS. Pursuant to federal banking law, each federal banking agency, including the OCC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings, and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder.

         In addition, the OCC adopted regulations to require a bank that is given notice by the OCC that it is not satisfying any of such safety and soundness standards to submit a compliance plan to the OCC. If, after being so notified, a bank fails to submit an acceptable compliance plan or fails in any material respect to implement an accepted compliance plan, the OCC may issue an order directing corrective and other actions of the types to which a significantly undercapitalized institution is subject under the "prompt corrective action" provisions. If a bank fails to comply with such an order, the OCC may seek to enforce such an order in judicial proceedings and to impose civil monetary penalties.

         PROMPT CORRECTIVE ACTION. Federal banking law also established a system of prompt corrective action to resolve the problems of undercapitalized institutions. The OCC, as well as the other federal banking regulators, adopted regulations governing the supervisory actions that may be taken against undercapitalized institutions. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as a bank's capital decreases within the three undercapitalized categories. All banks are prohibited from paying dividends or other capital distributions or paying management fees to any controlling person if, following such distribution, the bank would be undercapitalized.

         COMMUNITY REINVESTMENT ACT. Under the Community Reinvestment Act (CRA), any insured depository institution, including Oswego County National Bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OCC, in connection with its examination of a national bank, to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications for additional branches and acquisitions.

         The CRA requires the OCC to provide a written evaluation of an institution's CRA performance utilizing a four tiered descriptive rating system and requires public disclosure of an institution's CRA rating. Oswego County National Bank (formerly Oswego County Savings Bank) received a "satisfactory" rating on its last CRA exam.

         LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS. Oswego County National Bank's ability to pay dividends is governed by the National Bank Act and OCC regulations. Under such statute and regulations, all dividends by a national bank must be paid out of current or retained net profits. The National Bank Act further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a cash dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of the bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. In addition, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

         The OCC has the authority to prohibit the payment of dividends by a national bank when it determines such payment to be an unsafe and unsound banking practice. In addition, the bank would be prohibited by federal statute and the OCC's prompt corrective action regulations from making any capital distribution if, after giving effect to the distribution, the bank would be classified as "undercapitalized" under OCC regulations. See "- Prompt Corrective Action." Finally, Oswego County National Bank would not be able to pay dividends on its capital stock if its capital would thereby be reduced below the remaining balance of the liquidation account.

         LIMITATIONS ON LOANS TO EXECUTIVE OFFICERS AND DIRECTORS. A bank's loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated to any such person (an insider's related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Boards's Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider's related interests may not exceed the loans to one borrower limit applicable to national banks, which is comparable to the loans to one borrower limit applicable to Oswego County National Bank' loans. All loans by a bank to all insiders and insiders' related interests in the aggregate may not exceed the bank's unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer's children and certain loans secured by the officer's residence, may not exceed the lesser of (1) $100,000 or
(2) the greater of $25,000 or 2.5% of the bank's capital and unimpaired surplus. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider's related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank's unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than those that are prevailing at the time for comparable transactions with other persons.

         An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.

         Section 402 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Oswego County National Bank, that are subject to the insider lending restrictions of
Section 22(h) of the FRA.

         TRANSACTIONS WITH AFFILIATES. Transactions between a national bank, such as Oswego County National Bank, and any of its affiliates is governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the Federal Reserve Board has proposed a comprehensive regulation implementing Sections 23A and 23B, which would establish certain exceptions to this policy.

         Section 23A:

         o limits the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and retained earnings, and limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and

         o requires that all such transactions be on terms that are consistent with safe and sound banking practices.

         The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non affiliate.

         Effective April 1, 2003, the Federal Reserve Board, or FRB, is rescinding its interpretations of Sections 23A and 23B of the FRA and is replacing these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

         Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, will become subject to Regulation W on July 1, 2003. All other covered affiliate transactions become subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W. We do not expect that the changes made by Regulation W will have a material adverse effect on our business.

HOLDING COMPANY REGULATION

         FEDERAL BANK HOLDING COMPANY REGULATION. Bridge Street Financial is regulated as a bank holding company. Bank holding companies are subject to examination, regulation and periodic reporting under the Bank Holding Company Act, as administered by the Federal Reserve Board. As part of the second step conversion, Bridge Street Financial also elected to be treated as a financial holding company.

         Regulations of the Federal Reserve Board provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions of the FDIC Improvement Act, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank if the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan, the Federal Reserve Board may prohibit the bank holding company parent of the undercapitalized bank from paying a dividend or making any other form of capital distribution without the prior approval of the Federal Reserve Board.

         As a bank holding company, Bridge Street Financial is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is required for Bridge Street Financial to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

         A bank holding company is required to give the Federal Reserve Board prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the Federal Reserve Board, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the Federal Reserve Board, and that is not the subject of any unresolved supervisory issues.

         As a financial holding company, Bridge Street Financial may engage in activities that are financial in nature or incident to activities which are financial in nature. Bank holding companies may qualify to become a financial holding company if:

         o each of its depository institution subsidiaries is "well capitalized";

         o each of its depository institution subsidiaries is "well managed";

         o each of its depository institution subsidiaries has at least a "satisfactory" Community Reinvestment Act rating at its most recent examination; and

         o the bank holding company has filed a certification with the Federal Reserve Board that it elects to become a financial holding company.

         Under the Federal Deposit Insurance Act, depository institutions are liable to the FDIC for losses suffered or anticipated by the FDIC in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. This law would potentially be applicable to Bridge Street Financial if it ever acquired as a separate subsidiary a depository institution in addition to Oswego County National Bank.

OTHER FEDERAL REGULATION

         USA PATRIOT ACT. In response to the events of September 11th, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

         o Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program. Interim final rules implementing Section 352 were issued by the Treasury Department on April 29, 2002. Such rules state that a financial institution is in compliance with Section 352 if it implements and maintains an anti-money laundering program that complies with the anti-money laundering regulations of its federal functional regulator.

         o Pursuant to Section 326, on July 23, 2002 the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued a Proposed Rule that provides for minimum standards with respect to customer identification and verification. On July 23, 2002, the OTS and the other federal bank regulators jointly issued proposed rules to implement Section 326. The proposed rules require financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts. This identifying information would be essentially the same information currently obtained by most financial institutions for individual customers generally. A financial institution's program would also have to contain procedures to verify the identity of customers within a reasonable period of time, generally through the use of the same forms of identity verification currently in use, such as through driver's licenses, passports, credit reports and other similar means.

         o Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering. Interim rules under
Section 312 were issued by the Treasury Department on July 23, 2002. The interim rules state that a due diligence program is reasonable if it comports with existing best practices standards for banks that maintain correspondent accounts for foreign banks and evidences good faith efforts to incorporate due diligence procedures for accounts posing increased risk of money laundering. In addition, an enhanced due diligence program is reasonable if it comports with best practices standards and focuses enhanced due diligence measures on those correspondent accounts posing a particularly high risk of money laundering based on the bank's overall assessment of the risk posed by the foreign correspondent bank. Finally, a private banking due diligence program must be reasonably designed to detect and report money laundering and the existence of proceeds of foreign corruption. Such a program is reasonable if it focuses on those private banking accounts the present a high risk of money laundering.

         o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

         o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

         Although we anticipate that we will incur additional expense in complying with the provisions of the USA PATRIOT Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

         THE SARBANES-OXLEY ACT. On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from the type of corporate wrongdoing that occurred in Enron, WorldCom and similar companies. The Sarbanes-Oxley Act's principal legislation includes:

         o the creation of an independent accounting oversight board;

         o auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

         o additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

         o the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

         o an increase the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors.

         o requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

         o requirement that companies disclose whether at least one member of the committee is a "financial expert" (as such term will be defined by the Securities and Exchange Commission) and if not, why not;

         o expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

         o a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions;

         o disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

         o mandatory disclosure by analysts of potential conflicts of interest; and

         o a range of enhanced penalties for fraud and other violations.

         Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

RESTRICTIONS ON ACQUISITION OF OR CHANGE IN CONTROL

         ACQUISITION OF BRIDGE STREET FINANCIAL. Under federal law, no person may acquire control of Bridge Street Financial or Oswego County National Bank without first obtaining, as summarized below, approval of such acquisition of control by the Federal Reserve Board. Bridge Street Financial has committed to the Office of Thrift Supervision that it will not be acquired for a period of three years from the date of the conversion.

         FEDERAL RESTRICTIONS. Under the federal Change in Bank Control Act, any person (including a company), or group acting in concert, seeking to acquire 10% or more of the outstanding shares of Bridge Street Financial's common stock will be required to submit prior notice to the Federal Reserve Board, unless the Federal Reserve Board has found that the acquisition of such shares will not result in a change in control of Bridge Street Financial. Under the Change in Bank Control Act, the Federal Reserve Board has 60 days within which to act on such notices, taking into consideration factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by Bridge Street Financial or Oswego County National Bank, and the anti-trust effects of the acquisition. Under the Bank Holding Company Act, any company would be required to obtain prior approval from the Federal Reserve Board before it may obtain "control," within the meaning of the Bank Holding Company Act, of Bridge Street Financial. The term "control" is defined generally under the Bank Holding Company Act to mean the ownership or power to vote 25% more of any class of voting securities of an institution or the ability to control in any manner the election of a majority of the institution's directors. An existing bank holding company would require Federal Reserve Board approval prior to acquiring more than 5% of any class of voting stock of Bridge Street Financial.

         NEW YORK STATE BANK HOLDING COMPANY REGULATION. In addition to the federal bank holding company regulations, a bank holding company organized or doing business in New York State also may be subject to regulation under the New York State Banking Law. The term "bank holding company," for the purposes of the New York State Banking Law, is defined generally to include any person, company or trust that directly or indirectly either controls the election of a majority of the directors or owns, controls or holds with power to vote more than 10% of the voting stock of a bank holding company or, if the bank holding company is a banking institution, another banking institution, or 10% or more of the voting stock of each of two or more banking institutions. In general, a bank holding company controlling, directly or indirectly, only one banking institution will not be deemed to be a bank holding company for the purposes of the New York State Banking Law. Bridge Street Financial, therefore, is not a bank holding company for purposes of New York State law.

OFFICE OF THRIFT SUPERVISION COMMITMENTS

         In connection with the second step conversion, and as part of the applications filed with the Office of Thrift Supervision, Bridge Street Financial and Oswego County National Bank have made commitments to the Office of Thrift Supervision in order to ensure that all Office of Thrift Supervision conversion regulations may be enforced after the conversion and reorganization. These commitments include, among others:

         o For a period of three years following the conversion and reorganization, no officer or director of Oswego County National Bank or Bridge Street Financial or any of their associates will, without the prior written approval of the Office of Thrift Supervision, purchase common stock of Bridge Street Financial, except from a broker-dealer registered with the SEC, except that this paragraph shall not apply to: (i) negotiated transactions involving more than one percent (1%) of the outstanding common stock of Bridge Street Financial or
                  (ii) purchases of stock made and held by anyone or more tax-qualified or non-tax-qualified employee stock benefit plan which may be attributable to individual officers or directors.

         o For a period of three years following the date of the completion of the conversion and reorganization, no person shall, directly or indirectly, offer to acquire or acquire the beneficial ownership of more than ten percent of any class of an equity security of Bridge Street Financial, without the prior written approval of the Office of Thrift Supervision. Where any person, directly or indirectly, acquires beneficial ownership of more than ten percent of any class of any equity security of Bridge Street Financial, without the prior written approval of the Office of Thrift Supervision, the securities beneficially owned by such person in excess of ten percent shall not be counted as shares entitled to vote and shall not be voted by any person or counted as voting shares in connection with any matter submitted to the stockholders for a vote.

         o Bridge Street Financial will not, for a one year period from the date of the conversion and reorganization, implement a stock option plan or management or employee stock benefit plan, other than a tax-qualified plan complying with applicable Office of Thrift Supervision Regulations, unless each of the requirements of applicable Office of Thrift Supervision Regulations.

         o For a period of one year following the conversion and reorganization, Bridge Street Financial will repurchase its capital stock only in accordance with applicable rules and regulations of the Office of Thrift Supervision.

         In addition, Bridge Street Financial and Oswego County National Bank have made the same commitments to the OCC and the Federal Reserve Board with the understanding that such commitments became part of the approval orders of these agencies. In doing so, compliance with such commitments have become a condition to regulatory approvals and all such agencies will have the power to enforce such commitments.



                                    TAXATION

FEDERAL

         GENERAL. The following discussion is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to Oswego County National Bank or Bridge Street Financial. For federal income tax purposes, we report income on the basis of a taxable year ending December 31, using the accrual method of accounting, and are generally subject to federal income taxation in the same manner as other corporations. Oswego County National Bank and Bridge Street Financial constitute an affiliated group of corporations and, therefore, are eligible to report their income on a consolidated basis. Bridge Street Financial and Oswego County National Bank have not been audited by the IRS to date. Oswego County Savings Bank has not been audited by the IRS in the past five years and all current tax years are open for Oswego County National Bank.

         BAD DEBT RESERVES. Prior to the Small Business Job Protection Act of 1996 (1996 Act), Oswego County National Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. Beginning in 1996, Oswego County National Bank, as a "small bank" (one with assets having an adjusted tax basis under $500 million) is permitted to maintain a federal tax reserve for bad debts on the greater of the six-year average experience method or the reserves established as of December 31, 1987 (base year reserve). The 1987 base year reserve of $1,107,000 was frozen as a result of the 1996 Act. Oswego County National Bank was required to recapture any excess reserves over the 1987 base year. The tax liability associated with the recapture of excess reserves has been adequately provided for in the Oswego County Bancorp's consolidated financial statements.

         DISTRIBUTIONS. Savings banks may convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their 1987 base year reserves. (See New York State discussion below.) However, to the extent that Oswego County National Bank makes "non-dividend distributions" to stockholders, such distributions will be considered to result in distributions from the unrecaptured tax bad debt reserve as of December 31, 1987 and an amount based on the amount distributed will be included in income. Non-dividend distributions include distributions in excess of current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of current or accumulated earnings and profits will not be included in Oswego County National Bank's income. Oswego County National Bank does not intend to make distributions, redeem stock or fail certain bank tests that would result in the recapture of any portion of the base year bad debt reserves.

         CORPORATE ALTERNATIVE MINIMUM TAX. Bridge Street Financial and Oswego County National Bank are subject to the corporate alternative minimum tax to the extent it exceeds regular income tax for the year. The alternative minimum tax will be imposed at a rate of 20% of a specially computed tax base. Included in this base are a number of preference items, an "adjusted current earnings" computation which is similar to a tax earnings and profits computation and includes tax exempt municipal income and increases in the cash surrender value of bank-owned life insurance. Oswego County Bancorp, Inc. has not been subject to a tax on alternative minimum taxable income during the past five years.

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years (five years for 2001 and 2002 losses) and forward to the succeeding 20 taxable years. At December 31, 2002, Oswego County Bancorp, Inc. had no net operating loss carryforwards for federal income tax purposes.

         NEW YORK STATE TAXATION. Bridge Street Financial and Oswego County National Bank report income on a combined calendar year basis to New York State. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 8% (for 2002) and 7.5% (for 2003 and forward) of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to net income with certain modifications.

         BAD DEBT DEDUCTION. New York State enacted legislation in 1996, which among other things, decoupled the federal and New York State laws regarding thrift bad debt deductions and permits the continued use of the bad debt provisions that applied under federal law prior to the enactment of the 1996 Act. As a commercial bank, Oswego County National Bank is permitted to continue to use a reserve method for bad debt deductions. The deductible annual addition to the state reserve may be computed using a specific formula based on the greater of an institution's loss history (the "experience method") or an amount to maintain the reserve at the 1987 base year reserve. Oswego County National Bank's tax liability associated with recapture of their New York State reserve in excess of the 1987 base year reserve has been adequately provided for in the financial statements.

         DELAWARE TAXATION. As a Delaware holding company not earning income in Delaware, Bridge Street Financial will be exempt from Delaware corporate income tax but will be required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2.  PROPERTIES

         We conduct our business through our executive offices and six other banking offices in our primary market area. The properties are owned or leased by us and are listed below:

                                                                                          NET BOOK
                                                                   LEASE EXPIRATION  VALUE AT DECEMBER    DEPOSITS AT  2
                                                  OWNED OR LEASED        DATE             31, 2002     DECEMBER 31, 200
                                                  ---------------        ----             --------     ----------------
                                                                                                (IN THOUSANDS)
EXECUTIVE OFFICE:
   44 East Bridge Street
   Oswego, New York 13126.......................          Owned                -         $     376    (1)  $  59,950
BRANCH OFFICES:
   4879 North Jefferson Street
   Pulaski, New York 13142......................          Owned                -               329            37,103
   1930 State Route 3
   Fulton, New York 13069.......................          Owned                -               133            16,130
   State Route 104 East
   Oswego, New York 13126.......................         Leased          July 1, 2005          147             5,232
   30 West Utica Street
   Oswego, New York 13126.......................          Owned                -               818            20,519
   700 Main Street
   N. Syracuse, New York 13212..................          Owned                -               597            19,685
   7799 Oswego Road
   Liverpool, New York 13090....................          Owned                -               899             3,430

(1) Includes stock  subscription escrow deposits of $15.1 million.


ITEM 3.           LEGAL PROCEEDINGS

         We are involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are expected to be resolved for amounts that would not be material to our financial condition or results of operations.

                                     PART II

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.           MARKET FOR  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed on the Nasdaq SmallCap Market under the symbol "OCNB." At March 20, 2003, there were 2,686,486 shares of common stock issued and outstanding, and there were approximately 873 holders of record, not including the number of persons or entities whose stock is held in "street" name through various brokerage firms and banks. On January 3, 2003, Oswego County Savings Bank, Oswego County Bancorp, Inc. and Oswego County MHC completed a reorganization and conversion to a stock form holding company. As a result of the second step conversion, Bridge Street Financial issued 1,510,733 shares of common stock in a subscription offering and issued additional hares of its common stock in exchange for the stock held by the stockholders of Oswego County Bancorp, Inc., the former mid-tier holding company, based on a 1.02612 exchange ratio for each share of Oswego County Bancorp, Inc. common stock.

         On February 21, 2002, Oswego County Bancorp, Inc.'s Board of Directors authorized a three-for-one stock split in the form of a stock dividend for shareholders of record at the close of business on March 4, 2002. All historical share and per-share amounts disclosed herein have been restated to give effect to the stock split.

          The high bid and low bid prices noted below were obtained from the OTC Bulletin Board for Oswego County Bancorp, Inc., which traded under the symbol "OCSB.OB," until January 3, 2003. The common stock of Bridge Street Financial did not begin trading on the Nasdaq SmallCap market until January 6, 2003; therefore, the information presented in the table below is for Oswego County Bancorp, Inc. prior to the second step conversion. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                    PRICE PER SHARE
                                                    ---------------
                                             HIGH BID              LOW BID          CASH DIVIDENDS DECLARED
                                             --------              -------          -----------------------
                 2002
Fourth Quarter.....................           $ 11.80             $  9.90                $   .05
Third Quarter......................             12.75               10.40                    .05
Second Quarter.....................             14.25                9.00                    .05
First Quarter......................             10.00                6.00                    .04

                 2001
Fourth Quarter.....................              7.00                4.92                    .04
Third Quarter......................              5.83                4.42                    .0267
Second Quarter.....................              4.42                3.62                    .02
First Quarter......................              3.67                3.63                    .0167

         The continued payment of dividends will also depend upon our debt and equity structure, earnings and financial condition, need for capital in connection with possible future acquisitions and other factors, including economic conditions, regulatory restrictions and tax considerations. We cannot guarantee that we will continue to pay dividends or, if we pay dividends, the amount and frequency of these dividends.

         The only funds available for the payment of dividends on our capital stock are cash and cash equivalents held by us, earnings from the investment of proceeds from the sale of common stock in the second step conversion retained by us, dividends paid by Oswego County National Bank to us, and borrowings. Oswego County National Bank will be prohibited from paying cash dividends to us to the extent that any such payment would reduce Oswego County National Bank's capital below required capital levels or would impair the liquidation account to be established for the benefit of the Oswego County National Bank's eligible account holders and supplemental eligible account holders at the time of the second step conversion.

         Oswego County National Bank's ability to pay dividends is governed by the National Bank Act and the regulations of the Office of the Comptroller of the Currency. Under such statute and regulations, all dividends by a national bank must be paid out of current or retained net profits. In addition, the prior approval of the Office of the

Comptroller of the Currency is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information included in the Annual Report is incorporated herein by reference: "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report to Shareholders on pages 8 through 19.


ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are incorporated by reference to the indicated pages of the 2002 Annual Report to Stockholders.

                                                                  Page(s) in
                                                                 Annual Report
                                                                 -------------

  o      Independent Auditors' Report                                 21
  o      Consolidated Statements of Financial Condition,
                  December 31, 2002 and                               22
  o      Consolidated Statements of Income, Years Ended
                  December 31, 2002 and 2001                          23
  o      Consolidated Statements of Stockholders' Equity,
                  Years Ended December 31, 2002 and 2001              24
  o      Consolidated Statements of Cash Flows,
                  Years Ended December 31, 2002 and 2001              25
  o      Notes to Consolidated Financial Statements                   26-42



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9.           DIRECTORS, AND EXECUTIVE OFFICERS OF THE ISSUER

         The information relating to Directors and Executive Officers of Bridge Street Financial is incorporated herein by reference to Bridge Street Financial's Proxy Statement for the Annual Meeting of Shareholders to be held on April 16, 2003. The information related to Section 16(a) of the Exchange Act is also incorporated herein by reference to the Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

         The information relating to executive compensation is incorporated herein by reference to Bridge Street Financial's Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to Bridge Street Financial's Proxy Statement under the heading "Security Ownership of Beneficial Owners and Management."

         The following table sets forth the aggregate information of Bridge Street Financial's equity compensation plans in effect as of December 31, 2002.

                                                   EQUITY COMPENSATION PLAN INFORMATION (1)

                                NUMBER OF SECURITIES                               NUMBER OF SECURITIES REMAINING
                                    TO BE ISSUED         WEIGHTED-AVERAGE EXERCISE  AVAILABLE FOR FUTURE ISSUANCE
                                  UPON EXERCISE OF         PRICE OF OUTSTANDING       UNDER EQUITY COMPENSATION
                                OUTSTANDING OPTIONS,       OPTIONS, WARRANTS AND     PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                    WARRANTS AND RIGHTS              RIGHTS             REFLECTED IN COLUMN (A))(2)
-------------                    -------------------              ------             ---------------------------
                                         (A)                        (B)                          (C)
Equity compensation plans
   approved by security
   holders.................            85,486                      $3.29                       34,071

Equity compensation plans
   not approved by
   security holders........               _                          _                            _

     Total.................            85,486                      $3.29                       34,071
                                       ======                      =====                       ======


(1) The common stock of Bridge Street Financial did not begin trading on the Nasdaq SmallCap Market until January 6, 2003. The information presented in the table, therefore, is for Oswego County Bancorp, Inc.'s common stock prior to the second step conversion, and consequently has not been adjusted to reflect the exchange of shares.
(2) Includes 22,047 shares reserved for issuance under the stock option plan and 12,024 shares reserved for award under the restricted stock plan.




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated herein by reference to the Company's Proxy Statement.

ITEM 13.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (A)      LIST OF EXHIBITS.  (Filed herewith unless otherwise noted)
         2.1      Amended Plan of Conversion and Agreement and Plan of Reorganization.*
         3.1      Certificate of Incorporation of Bridge Street Financial, Inc.*
         3.2      Bylaws of Bridge Street Financial, Inc.*
         3.3      Articles of Association of Oswego County National Bank.*
         3.4      Bylaws of Oswego County National Bank.*
         4.1      Certificate of Incorporation of Bridge Street Financial, Inc.*
         4.2      Bylaws of Bridge Street Financial, Inc.*
         4.3      Form of Stock Certificate of Bridge Street Financial, Inc.*
         10.1     Employee Stock Ownership Plan of Oswego County Bancorp, Inc.*
         10.2     Reserved
         10.3     Form of Employment Agreement between Bridge Street Financial, Inc. and Gregory J. Kreis.*



         10.4     Form of One Year Change in Control Agreement by and among certain officers and Bridge Street
                  Financial, Inc. and Oswego County National Bank.*
         10.5     Directors Supplemental Retirement Benefit Plan, dated March 15, 2000**
         10.6     Executive Supplemental Retirement Income Agreement, dated March 15, 2000, between Oswego County
                  National Bank and Gregory J. Kreis.**
         10.7     Trust Agreement dated as of February 1, 2000 between Oswego County National Bank and Security
                  Federal Savings Bank.**
         10.8     First Amendment to the Executive Supplemental Retirement Income Agreement between Oswego County
                  National Bank and Gregory J. Kreis, dated May 18, 2000.*
         10.9     Oswego County Bancorp, Inc. Stock Option Plan.*
         10.10    Oswego County Bancorp, Inc. Restricted Stock Plan.*
         21.1     Subsidiaries of the Registrant.*
         23.1     Consent of KPMG LLP.
         99.1     CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
         99.2     CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         ____________

         * Incorporated herein by reference to the Registration Statement No. 333-99347, on Form S-1 of Bridge Street Financial filed with the SEC on September 9, 2002, as amended.

         ** Incorporated herein by reference to the Registration Statement No. 333-101421, on Form S-8, filed with the SEC on November 22, 2002, as amended.

         (B)      FINANCIAL STATEMENT SCHEDULES.

         All schedules have been omitted as not applicable or not required under the rules of Regulation S-X.

         (C)      REPORTS ON FORM 8-K

                  None.





ITEM 14. CONTROLS AND PROCEDURES

         During the 90-day period prior to the filing date of this report, management, including Bridge Street Financial's President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, evaluated the effectiveness of the design and operation of Bridge Street Financial's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports Bridge Street Financial files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

         There have been no significant changes in Bridge Street Financial's internal controls or in other factors which could significantly affect internal controls subsequent to the date Bridge Street Financial carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2003.

                                       BRIDGE STREET FINANCIAL, INC.


                                       By: /s/  Gregory J. Kreis
                                           -------------------------------------
                                           Gregory J. Kreis
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated thereunder, this Annual Report on Form 10-KSB, has been signed by the following persons in the capacities and on the dates indicated.

                    Name                                       Title                               Date
                    ----                                       -----                               ----
/s/ Gregory J. Kreis                          President, Chief Executive Officer and          March 28, 2003
------------------------                                     Director
Gregory J. Kreis

/s/ Eugene R. Sunderhaft                             Senior Vice President and                March 28, 2003
------------------------                                     Treasurer
Eugene R. Sunderhaft

/s/ Bruce P. Frassinelli                                     Director                         March 28, 2003
------------------------
Bruce P. Frassinelli

/s/ Paul J. Heins                                      Chairman of the Board                  March 28, 2003
------------------------
Paul J. Heins

/s/ Richard McKean                                           Director                         March 28, 2003
------------------------
Richard McKean

/s/ Paul W. Schneible                                        Director                         March 28, 2003
------------------------
Paul W. Schneible

/s/ Deborah F. Stanley                                       Director                         March 28, 2003
------------------------
Deborah F. Stanley

/s/ Lowell A. Seifter                                        Director                         March 28, 2003
------------------------
Lowell A. Seifter

                                  CERTIFICATION

I, Gregory J. Kreis, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Bridge Street Financial, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 28, 2003                      /s/ Gregory J. Kreis
                                           -------------------------------------
                                           Gregory J. Kreis
                                           President and Chief Executive Officer

                                  CERTIFICATION

I, Eugene R. Sunderhaft, certify that:

       1. I have reviewed this annual report on Form 10-KSB of Bridge Street Financial, Inc.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

       4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

              (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 28, 2003                        /s/ Eugene R.Sunderhaft
                                             -----------------------------------
                                             Eugene R. Sunderhaft
                                             Senior Vice President and Treasurer