Form 10QSB
period 2003-03-31
BRIDGE STREET FINANCIAL INC
filed 2003-05-14
CIK 1182555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10-QSB

                    _________________________________________


[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2003

                                       OR

[   ]            TRANSITION REPORT UNDER TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


                        COMMISSION FILE NUMBER 000-50105
                    _________________________________________


--------------------------------------------------------------------------------
                          BRIDGE STREET FINANCIAL, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                            13-4217332
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

44 EAST BRIDGE STREET, OSWEGO, NEW YORK                         13126
---------------------------------------                         -----
(Address of principal executive office)                       (Zip Code)


Registrant's telephone number, including area code:      (315) 343-4100
                                                         --------------


                  Number of shares of common stock outstanding
                                as of May 9, 2003

Class                                                      Outstanding
COMMON STOCK, $.01 PAR VALUE                                2,687,118
----------------------------



   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                          BRIDGE STREET FINANCIAL, INC.
                                   FORM 10-QSB
                                      INDEX

Part I       -    FINANCIAL INFORMATION                                                          PAGE
                           Item 1 - Financial statements (unaudited):

                                    Consolidated Statements of Financial
                                    Condition at March 31, 2003 and December 31,
                                    2002                                                           1

                                    Consolidated Statements of Income
                                    for the three month periods ended
                                    March 31, 2003 and March 31, 2002                              2



                                    Consolidated Statements of Changes in
                                    Shareholders' Equity for the three months
                                    period ended March 31, 2003                                    3


                                    Consolidated Statements of Cash Flows for
                                    the three month periods ended March 31,
                                    2003 and March 31, 2002                                        4

                                    Notes to Unaudited Condensed Consolidated
                                    Financial Statements                                           5-8

                           Item 2 - Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                            8-16

                           Item 3 - Controls and Procedures                                        16-17


Part II      -    OTHER INFORMATION

                           Item 1 - Legal Proceedings                                              18

                           Item 2 - Changes in Securities and Use of Proceeds                      18

                           Item 3 - Defaults Upon Senior Securities                                18

                           Item 4 - Submission of Matters to a Vote of Security Holders            18-19

                           Item 5 - Other Information                                              19


                           Item 6 - Exhibits and Reports on Form 8-K                               19

                           Signatures                                                              20

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)
                                   (unaudited)


                                                                                            MARCH 31,    DECEMBER 31,
                                                                                             2003            2002
                                                                                             ----            ----
                                        ASSETS

Cash and due from banks                                                                 $   19,182          32,827
Securities available for sale, at fair value                                                50,778          39,682
Loans held for sale                                                                          4,559           1,555

Loans                                                                                      107,264         107,593
    Less: allowance for loan losses                                                          1,262           1,190
                                                                                        ----------      ----------

             Loans, net                                                                    106,002         106,403
                                                                                        ----------      ----------

Federal Home Loan Bank stock                                                                   810             810
Premises and equipment, net                                                                  4,725           4,793
Accrued interest receivable                                                                    949             758
Bank owned life insurance                                                                    5,399           5,234
Other assets                                                                                 2,471           2,861
                                                                                        ----------      ----------

             Total assets                                                               $  194,875         194,923
                                                                                        ==========      ==========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits:
      Demand                                                                                22,939          22,768
      Savings and money market                                                              68,969          68,461
      Time                                                                                  55,008          54,455
                                                                                        ----------      ----------

                                                                                           146,916         145,684

    Stock subscription escrow                                                                   --          15,107
    Escrow deposits                                                                            422           1,258
    Long-term debt                                                                          13,700          13,700
    Other liabilities                                                                        2,629           2,238
                                                                                        ----------      ----------

             Total liabilities                                                             163,667         177,987
                                                                                        ----------      ----------


Shareholders' equity:
    Preferred stock, $0.01 par value, 1,000,000 and 500,000 shares authorized,
      at March 31, 2003 and December 31, 2002, no shares issued                                 --              --
    Common stock, $0.01 par value, 5,000,000 and 3,000,000  shares authorized
      2,831,342 and 2,697,947 shares issued at March 31, 2003 and
      December 31, 2002                                                                         28              27
    Additional paid-in capital                                                              17,642           3,392
    Unvested restricted stock awards, 7,947 and 8,730 shares at
      March 31, 2003 and December 31, 2002                                                     (36)            (39)
    Treasury stock, at cost, 143,274 and 139,627 shares at March 31, 2003 and
      December 31, 2002                                                                       (529)           (529)
    Unallocated common stock held by Employee Stock Ownership Plan (ESOP)
      60,138 and 61,005 shares at March 31, 2003 and   December 31, 2002                      (189)           (197)
    Retained earnings                                                                       14,087          13,981
    Accumulated other comprehensive income                                                     205             301
                                                                                        ----------      ----------

             Total shareholders' equity                                                     31,208          16,936
                                                                                        ----------      ----------

             Total liabilities and shareholders' equity                                 $  194,875         194,923
                                                                                        ==========      ==========

See accompanying notes to consolidated financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                        (In thousands, except share data)
                                   (unaudited)



                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                  2003                2002
                                                                                  ----                ----
Interest income:
    Loans                                                              $         1,766               1,945
    Securities                                                                     480                 531
    Federal funds sold and other short-term investments                             64                   1
                                                                       ---------------     ---------------
            Total interest income                                                2,310               2,477
                                                                       ---------------     ---------------

Interest expense:
    Deposits and escrow accounts                                                   594                 779
    Borrowings                                                                     199                 211
                                                                       ---------------     ---------------

            Total interest expense                                                 793                 990
                                                                       ---------------     ---------------

            Net interest income                                                  1,517               1,487

Provision for loan losses                                                           90                  67
                                                                       ---------------     ---------------

            Net interest income after provision for loan losses                  1,427               1,420
                                                                       ---------------     ---------------

Noninterest income:
    Service charges                                                                577                 505
    Net gains  on securities transactions                                           84                   1
    Net gains on sale of loans                                                      48                  23
    Increase in value of bank-owned life insurance                                  65                  52
    Other                                                                           94                  92
                                                                       ---------------     ---------------

            Total noninterest income                                               868                 673
                                                                       ---------------     ---------------

Noninterest expenses:
    Salaries and employee benefits                                                 981                 854
    Occupancy and equipment                                                        306                 232
    Data processing                                                                199                 207
    Office supplies, printing and postage                                           88                  80
    Professional fees                                                              148                 102
    Director fees                                                                   28                  29
    Marketing and advertising                                                       87                  29
    Contributions                                                                   18                  15
    Other                                                                          191                 197
                                                                       ---------------     ---------------

            Total noninterest expenses                                           2,046               1,745
                                                                       ---------------     ---------------

Income before income tax expense                                                   249                 348

Income tax expense                                                                  38                  65
                                                                       ---------------     ---------------

            Net income                                                 $           211                 283
                                                                       ===============     ===============

Basic net  income per share                                            $          0.08                0.11
                                                                       ===============     ===============

Diluted net  income per share                                          $          0.08                0.11
                                                                       ===============     ===============


See accompanying notes to consolidated financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity
                        Three months ended March 31, 2003
                        (In thousands, except share data)
                                  (unaudited)


                                                                                                                         UNALLOCATED
                                                                                               UNVESTED                   COMMON
                                                                                 ADDITIONAL   RESTRICTED                   STOCK
                                                                       COMMON     PAID-IN       STOCK       TREASURY      HELD BY
                                                                       STOCK      CAPITAL       AWARDS        STOCK        ESOP
                                                                       -----      -------       ------        -----        ----
Balance at December 31, 2002                                        $   27        3,392          (39)         (529)       (197)

Merger of Oswego County MHC pursuant to reorganization
    (1,414,250 shares)                                                 (14)         221           --            --          --

Exchange of common stock pursuant to reorganiztion (1,282,697 shares exchanged for 1,315,977 shares, 224 shares paid
    cash in lieu)                                                       --           (2)          --            --          --

Net proceeds from stock offering (1,510,733 shares)                     15       13,994           --            --          --

Net proceeds from the exercise of stock options (4,000 shares)          --           12           --            --          --

Cash dividends ($0.04 per share)                                        --           --           --            --          --

Issue restricted stock (632 shares)                                     --            7           (7)           --          --

Amortization of restricted stock                                        --           --           10            --          --

Allocation of ESOP stock (2,460 shares)                                 --           18           --            --           8

Comprehensive income:
    Net income                                                          --           --           --            --          --

    Net change in the unrealized gain (loss) on securities
        available for sale, net of taxes                                --           --           --            --          --


           Total comprehensive income
                                                                    ------       ------       ------        ------      ------

Balance at March 31, 2003                                               28       17,642          (36)         (529)       (189)
                                                                    ======       ======       ======        ======      ======

                                                                                 ACCUMULATED
                                                                                  OTHER
                                                                                 COMPRE-
                                                                                 HENSIVE
                                                                     RETAINED     INCOME
                                                                     EARNINGS     (LOSS)       TOTAL
                                                                     --------     ------       -----
Balance at December 31, 2002                                        13,981        301        16,936

Merger of Oswego County MHC pursuant to reorganization
    (1,414,250 shares)                                                  --         --           207

Exchange of common stock pursuant to reorganiztion (1,282,697 shares exchanged for 1,315,977 shares, 224 shares paid
    cash in lieu)                                                       --         --            (2)

Net proceeds from stock offering (1,510,733 shares)                     --         --        14,009

Net proceeds from the exercise of stock options (4,000 shares)          --         --            12

Cash dividends ($0.04 per share)                                      (105)    --              (105)

Issue restricted stock ( 632 shares)                                    --         --            --

Amortization of restricted stock                                        --         --            10

Allocation of ESOP stock (2,460 shares)                                 --         --            26

Comprehensive income:
    Net income                                                         211         --           211

    Net change in the unrealized gain (loss) on securities
        available for sale, net of taxes                                --        (96)          (96)
                                                                                             ------

           Total comprehensive income                                                         1,280
                                                                    ------     ------        ------

Balance at March 31, 2003                                           14,087        205        31,208
                                                                    ======     ======        ======

See accompanying notes to unaudited condensed consolidated financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                            ----------------------------
                                                                                               2003              2002
                                                                                               ----              ----
Cash flows from operating activities:
    Net income                                                                         $        211                283
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                                                          161                100
          Provision for loan losses                                                              90                 67
          Net gain on securities transactions                                                   (84)                (1)
          Net gain on sale of loans                                                             (48)               (23)
          Net increase in cash surrender value of life insurance                                (65)               (52)
          Net amortization of securities premiums                                               101                 47
          Proceeds from sale of loans held for sale                                           9,143             12,298
          Loans originated for sale                                                         (12,099)           (12,852)
          ESOP stock released for allocation and amortization of restricted stock                36                 18
          Change in:
             Accrued interest receivable                                                       (191)              (151)
             Other assets                                                                       455             (1,614)
             Other liabilities                                                                  391                449
                                                                                       ---------------   ----------------

                     Net cash used in operating activities                                   (1,899)            (1,431)
                                                                                       ---------------   ----------------

Cash flows from investing activities:
    Proceeds from sale of securities available for sale                                       4,799              2,269
    Proceeds from maturity of and principal collected on securities available for sale        4,222              1,443
    Purchases of securities available for sale                                              (20,295)            (3,051)
    Disbursements for loan originations net of principal collections                            311             (3,115)
    Purchase of bank owned life insurance                                                      (100)              (100)
    Purchases of premises and equipment, net of disposals                                       (93)              (334)
                                                                                       ---------------   ----------------

                     Net cash used in  investing activities                                 (11,156)            (2,888)
                                                                                       ---------------   ----------------

Cash flows from financing activities:
    Net increase in demand, savings and money market deposits                                   679              3,702
    Net increase (decrease) in time deposits                                                    553             (1,324)
    Net decrease in escrow deposits                                                            (836)              (780)
    Net decrease in stock subscription escrow                                               (15,107)                --
    Net proceeds from stock offering and reorganization                                      14,214
    Net increase in short-term borrowings                                                        --              3,051
    Net proceeds from the exercise of stock options                                              12                  3
    Dividends on common stock                                                                  (105)              (100)
                                                                                       ---------------   ----------------

                     Net cash (used in) provided by financing activities                       (590)             4,552
                                                                                       ---------------   ----------------

Net (decrease)  increase in cash and cash equivalents                                       (13,645)               233

Cash and cash equivalents at beginning of period                                             32,827              6,478
                                                                                       ---------------   ----------------

Cash and cash equivalents at end of period                                             $     19,182              6,711
                                                                                       ===============   ================

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Interest                                                                        $        798                983
       Income taxes                                                                              16                 12
                                                                                       ===============   ================

    Non-cash investing and financing activities:
       Adjustment of securities available for sale to fair value, net of taxes         $        (96)                15
                                                                                       ===============   ================

See accompanying notes to consolidated financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
         Notes to Unaudited Condensed Consolidated Financial Statements
                                 March 31, 2003


(1)      Basis of presentation

         The accompanying condensed consolidated financial statements include the accounts of Bridge Street Financial, Inc. (OCNB or the Company) and its wholly owned subsidiary, Oswego County National Bank (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all material adjustments necessary for fair presentation, consisting of normal accruals and adjustments have been made in the accompanying statements. The results of operations for the interim periods presented should not be considered indicative of results that may be expected for an entire fiscal year or any other interim period. The accompanying financial statements are intended to be read in conjunction with the Company's audited financial statements and footnotes for the year ended December 31, 2002 included in the annual report on Form 10-KSB.

(2)      Reorganization and second-step conversion

         On June 20, 2002 the Board of Directors of Oswego County Bancorp, Inc., Oswego County MHC, and Oswego County Savings Bank (the Savings Bank) (collectively, "Oswego County") announced the adoption of a Plan of Conversion and Agreement and Plan of Reorganization under terms of which Oswego County would undertake a "second-step" conversion and the Savings Bank would reorganize from the two-tier mutual holding company structure to the stock holding company structure and convert to a national bank. The Company completed the second-step conversion on January 3, 2003. The reorganization of the Savings Bank to a national bank was completed on January 15, 2003. As a result of the second-step conversion, all share and per share amounts have been restated giving retroactive recognition to the second-step conversion ratio of 1.02612. The second-step conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities, and equity.

(3)      Earnings per share

         Basic and diluted earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period (exclusive of unallocated ESOP shares). Diluted earnings per share is computed by adding to weighted average shares the number of potentially issuable shares under the Company's stock option plan and the nonvested shares in a restricted stock plan, under the treasury stock method. The following table summarizes the number of shares utilized in the Company's earnings per share calculations for the periods covered in the financial statements.

Number of shares utilized                              THREE MONTHS ENDED MARCH 31,
in per share computations                             2003                     2002
-------------------------                             ----                     ----
For basic earnings per share                       2,614,558                2,536,617

Added for: Stock options                              58,282                   52,374
                Restricted stock                       2,922                    4,902
                                             ---------------          ----------------

For diluted earnings per share                     2,675,762                2,593,893
                                             ===============          ================


(4)      Other comprehensive (loss) income


         The following summarizes the components of other comprehensive (loss) income for the three-month periods ended March 31, 2003 and 2002:

                                                                                          MARCH 31,
                                                                                   2003                2002
                                                                                   ----                ----
                                                                                        (in thousands)
Other comprehensive income, before tax:
     Net unrealized holding (loss) gain on securities
             arising during the period                                  $           (77)                 26

     Reclassification adjustment for securities
       gains included in net income                                                 (84)                 (1)
                                                                          -------------      --------------

     Other comprehensive (loss) income before tax                                  (161)                 25

     Income tax benefit (expense) related to items
             of other comprehensive income                                           65                 (10)
                                                                          -------------      --------------
             Other comprehensive (loss)  income , net of tax            $           (96)                 15
                                                                          =============      ==============

(5)      Stock based compensation

              Compensation expense is recognized for the Company's Employee Stock Ownership Plan (ESOP) equal to the average fair value of shares committed to be released for allocation to participant accounts. Any difference between the average fair value of the shares committed to be released for allocation and the ESOP's original acquisition cost is charged or credited to shareholders' equity (additional paid-in capital). The cost of unallocated ESOP shares (shares not yet released for allocation) is reflected as a reduction of shareholders' equity.

              The Company accounts for stock options granted under its stock option plan in accordance with the provisions of Accounting Principles board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. Accordingly, compensation expense is recognized only if the exercise price of the options is less than the fair value of the underlying stock at the grant date. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages entities to recognize the fair value of all stock-based awards on the date of the grant as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of ABP Opinion No. 25 and provide pro forma disclosure of net income and earnings per share as if the fair-value-based method defined in SFAS No. 123 had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 and recognized the cost over the vesting period, the Company's net income and earnings per share for the three month periods ended March 31, 2003 and 2002 would have been reduced to pro forma amounts indicated below:

(in thousands, except per share data)                                         2003               2002
                                                                              ----               ----
Net income
      As reported                                                    $           211                283

Add:       Stock based compensation for retricted stock,
           net of tax                                                              6                  2

Deduct:    Total stock-based compensation expense
           determined under fair value based method
           for all awards, net of tax                                              9                  5
                                                                        ------------       ------------
      Pro forma                                                      $           208                280


Basic earnings per share:
      As reported                                                               0.08               0.11
      Pro forma                                                                 0.08               0.11


Diluted earnings per share:
      As reported                                                               0.08               0.11
      Pro forma                                                                 0.08               0.11

(6) Obligations under guarantees

       The Company does not issue any guarantees that would require liability recognition or disclosures, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Since a portion of these instruments will expire unused, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Outstanding commitments on standby letters of credit at March 31, 2003 and 2002 amounted to approximately $1.4 million.


 (7) Subsequent events

         On April 22, 2003 the Board of Directors declared a dividend of four cents per share payable on or about May 15th to shareholders of record on April 25th.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION - Total assets were $194.9 million at March 31, 2003 and December 31, 2002. Shareholders' equity increased by $14.3 million during the three month period ended March 31, 2003, mainly as a result of net proceeds received from the second-step conversion of $14.2 million and net income of $211,000, which was partially offset by dividends paid in the three-month period of $105,000 and a decrease in accumulated other comprehensive income of $96,000.

         Total securities increased $11.1 million, or 28.0% to $50.8 million at March 31, 2003 compared to December 31, 2002. The increase in securities resulted from investing a portion of the net proceeds received from the second-step conversion. During the three-month period investments in municipal securities increased by $242,000, mortgage-backed securities increased by $10.8 million and investments in corporate securities decreased by $253,000. The investments in mortgage backed securities were of a short-term duration and are the result of the Company's continued implementation of an investment strategy to preserve yields during the low point of the interest rate cycle and provide future cash flows that can be reinvested in loans as the Bank grows or reinvested in securities as market rates cycle upward.

                                                                         March 31,            December 31,
                                                                            2003                  2002
                                                                            ----                  ----
                                                                                  (In thousands)
     Securities available for sale (fair value)
     -----------------------------
U.S. Government agency obligations                               $              845                   850
Municipal securities                                                         15,551                15,309
Corporate  securities                                                         4,275                 4,528
Mortgage-backed securities                                                   25,633                14,838
Other equity securities                                                       4,474                 4,157
                                                                   ----------------      ----------------

              Total securities available for sale                $           50,778                39,682
                                                                   ================      ================

       Loans decreased by $329,000 to $107.3 million at March 31, 2003 from $107.6 million at December 31, 2002. Commercial mortgages and commercial loans increased $1.7 million, or 4.9%, to $37.3 million at March 31, 2003 from $35.6 million at December 31, 2002. Residential mortgages decreased $1.4 million to $60.7 million at March 31, 2003 as compared to $62.2 million at December 31, 2002. The decrease in residential loans is due primarily to principal payments on loans outstanding at December 31, 2002 which exceeded the value of loans originated and retained during the three-month period ended March 31, 2003, which is due in part to residential mortgage customers' preference for fixed rate loans which the Company continued to sell in the secondary market. Consumer loans decreased $620,000 to $9.2 million at March 31, 2003 compared to $9.8 million at December 31, 2002. Additionally, the decrease in loans during the three-month period ended March 31, 2003 is the result of a slow economy.


       In addition to the previously mentioned loan balances, the Company had $4.6 million of loans held for sale on March 31, 2003. The loans held for sale consisted of fixed rate residential mortgages and are carried at the lower of cost or market value.

Loans                                                     MARCH 31,             DECEMBER 31,
-----                                (thousands)            2003                    2002
                                                   -------------------     ------------------
Residential mortgage
  and home equity                                $             60,744                 62,182
Commercial mortgage                                            21,601                 22,603
Commercial                                                     15,736                 13,005
Consumer                                                        9,183                  9,803
                                                   -------------------     ------------------

                                                 $            107,264                107,593
                                                   ===================     ==================


         Bridge Street Financial's deposits increased by $1.2 million or 0.9% to $146.9 million at March 31, 2003 from $145.7 million at December 31, 2002. Savings and money market deposits increased by $508,000, time deposits increased by $553,000 and demand deposits increased by $171,000. The increase in deposits is the result of
\
customers' continued acceptance of deposit products combined with customers' movement of funds away from volatile and risky equity investments.

         Bridge Street Financial's borrowings with the Federal Home Loan Bank of New York ("FHLB") were $13.7 million at March 31, 2003 and December 31, 2002.

         Shareholders' equity increased $14.3 million or 84.3% to $31.2 million during the three-month period ended March 31, 2003. The increase in shareholders' equity resulted from net proceeds received from the second-step conversion of $14.2 million, net income of $211,000, the issuance of $12,000 of common stock that resulted from the exercise of options, and $36,000 from the release of ESOP shares and the amortization of restricted stock. These increases were partially offset by dividend payments of $105,000 and a decrease in accumulated other comprehensive income of $96,000.







         At March 31, 2003, nonperforming assets were 0.59% of total assets as compared to 0.49% at December 31, 2002.

                   Nonperforming assets                      March 31,             December 31,
                   --------------------                         2003                    2002
                  (dollars in thousands)                --------------------     -----------------
Nonaccrual loans                                      $                 944                   757
Restructured commercial mortgage loans                                  200                   200
                                                        --------------------     -----------------
  Nonperforming loans                                                 1,144                   957

Other real estate                                                         0                     8
                                                        --------------------     -----------------

  Nonperforming assets                                $               1,144                   965
                                                        ====================     =================

Nonperforming assets
   to total assets                                                    0.59%                 0.49%
Allowance for loan losses
   to nonperforming loans                                           110.31%               124.35%

         While management views the current level of nonperforming assets to be very manageable, future experience may be affected by regional and national economic conditions, underwriting judgments and business and personal factors affecting Bridge Street Financial's customers. Although the allowance for loan losses is maintained at a level that management believes, to the best of its knowledge, is at a level at March 31, 2003, to cover known and inherent losses in the loan portfolio that are both probable and reasonably estimable, similar factors will determine the level of the allowance in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examinations.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND
2002

         Net income was $211,000 in the three months ended March 31, 2003 compared to net income of $283,000 for the three month period ended March 31, 2002. For the three month period ended March 31, 2003 compared to the three month period ended March 31, 2002, net interest income increased $30,000 and noninterest income increased by $195,000. These increases were offset by an increase in noninterest expenses of $301,000 and an increase in the provision for loan losses of $23,000. Return on average equity was 2.77% in the three month period of 2003 compared to 7.18% in the three month period ended March 31, 2002. Return on average assets was 0.44% for the three month period ended March 31, 2003 compared to 0.70% in the same period of 2002.

Net Interest Income

         Net interest income increased $30,000 in the three month period ended March 31, 2003 to $1.5 million. The increase in net interest income during the three month period was the result of interest expense decreasing more significantly than interest income. Interest income decreased $167,000 and interest expense decreased $197,000. Bridge Street Financial's net interest rate margin on a tax equivalent basis of 3.82% for the three months of 2003 decreased 57 basis points from the three month period of 2002. The decrease in net interest rate margin on a tax equivalent basis was due to lower rates on interest earning assets, which were partially offset by lower rates on deposits and borrowings. The lower rates on interest earning assets are partially the result of the Company's asset/liability management strategy to invest the second-step proceeds in short-term investments, which will provide available funds for future investment in higher yielding assets as the Company grows the loan portfolio and interest rates move from historical low points in the interest rate cycle to higher levels. For the three month period ended March 31, 2003, net interest income on a tax equivalent basis increased $121,000 from increases in volume of interest earning assets and interest earning liabilities and decreased $62,000 from changes in interest rates.


Interest Income

     Interest income on a tax equivalent basis decreased by $138,000, or 5.4%, to $2.4 million in the three month periods ended March 31, 2003. The decrease in interest income resulted from a $179,000 decrease in loan interest income, and a $22,000 decrease in securities income, which was partially offset by a $63,000 increase in interest income from federal funds sold and other short-term investments. The increase in interest income from federal funds and other short-term investments was the result of a $20.6 million increase in the average balances of federal funds sold and other short-term investments. The decrease in loan interest income was the result of a 92 basis point reduction in the average yield on loans to 6.49% in 2003 from 7.41% in 2002, which was partially offset by a $4.0 million increase in the balances of average loans. The decrease in securities interest income was the result of a decrease in the interest income rate of 69 basis points, which was partially offset by a $3.4 million increase in average balances of securities.

Interest Expense

     Interest expense decreased by $197,000 to $793,000 for the three month period ended March 31, 2003 compared to $990,000 for the three months ended March 31, 2002. The decrease in interest expense resulted from lower rates paid on deposits and borrowings and lower average balances for borrowings, which was partially offset by higher average balances of deposits. Average deposit balances increased $13.7 million or 12.4% compared to 2002. Average borrowings decreased $2.7 million compared to 2002.

                                AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID


                                          For the three months ended March 31, 2003  For the three months ended March 31, 2002
                                          -----------------------------------------  -----------------------------------------
                                            Average                     Average        Average                     Average
                                            Balance      Interest       Yield/Rates    Balance      Interest      Yield/Rates
                                            -------      --------       -----------    -------      --------      -----------
Interest earnings assets:
Loan, gross (1)                        $    110,373 $       1,766         6.49%   $    106,381 $      1,945          7.41%
Securities, at amortized cost (2)            43,951           611         5.64%         40,528          633          6.33%
Federal funds sold and other                 20,632            64         1.26%             39            1          7.11%
                                        -----------   -----------  -----------     -----------  -----------   -----------

          Total interest earning assets     174,956         2,441         5.66%        146,948        2,579          7.12%

Noninterest earning assets                   19,258                                     18,154
                                        -----------                                -----------

          Total assets                      194,214                                    165,102
                                        ===========                                ===========

Interest bearing liabilities;
Savings, NOW, money market (3)               69,779           154         0.90%         64,861          314          1.96%
Time deposits                                54,642           440         3.27%         45,858          465          4.11%
Borrowings                                   13,700           199         5.89%         16,402          211          5.22%
                                        -----------   -----------  -----------     -----------  -----------   -----------

          Total interest bearing
            liabilities                     138,121           793         2.33%        127,121          990          3.16%

Noninterest bearing deposits                 22,793                                     19,830
Other noninterest liabilities                 2,385                                      2,163
                                        -----------                                -----------

          Total liabilities                 163,299                                    149,114
Shareholders' equity                         30,915                                     15,988
                                        -----------                                -----------

          Total liabilities and equity      194,214                                    165,102
                                        ===========                                ===========

Excess of interest earnings assets over
          interest bearing liabilities       36,835                                     19,827
                                        ===========                                ===========

Net interest income                                         1,648                                     1,589
                                                      -----------                               -----------

Tax equivalent adjustment on securities                      (131)                                     (102)
                                                      -----------                               -----------
Net interest income per consolidated
financial statements                                        1,517                                     1,487
                                                      ===========                               ===========

Net interest rate spread                                                  3.33%                                      3.96%
Net interest rate margin (4)                                              3.82%                                      4.39%
Average interest-earning assets to average
interest-bearing liabilities                                            126.67%                                    115.60%

----------
(1) Includes nonaccruing loans.
(2) Includes tax equivalent adjustment for tax-exempt securities income assuming a 40% combined federal and state income tax rate. Average balance represents the amortized cost of securities excluding net unrealized gains or losses.
(3) Includes advance payments by borrowers for taxes and insurance (mortgage escrow deposits).
(4) Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses

         The allowance for loan losses increased $72,000 during the three months ended March 31, 2003 versus a $41,000 increase for the three months ended March 31, 2002. This $31,000 difference reflects provisions, charge-offs and recoveries. The provision for loan losses was $90,000 in the three month period ended March 31, 2003 compared to $67,000 in the same period of 2002. Bridge Street Financial's allowance model reflected increased provision requirements, particularly in the commercial and commercial mortgage portfolios, which generally expose Bridge Street Financial to greater risk of loss than loans secured by residential real estate. Such requirements for provisions are based on management's assessment of inherent losses in these portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends. Additional information regarding the allowance for loan losses is provided in the table that follows:

Allowance for loan losses                                                         Three months ended March 31,
-------------------------                                                        2003                      2002
                         (thousands)                                             ----                      ----
Balance, beginning of quarter                                         $                  1,190                      932
   Provision for loan losses                                                                90                       67
   Charge-offs                                                                             (23)                     (41)
   Recoveries                                                                                5                       15
                                                                        ----------------------     --------------------
Balance, end of quarter                                               $                  1,262                      973
                                                                        ======================     ====================

Net charge-offs (annualized) to average loans                                            0.07%                    0.10%
Allowance to ending loans                                                                1.18%                    0.90%

Noninterest Income

     Noninterest income increased $195,000 to $868,000 for the three month period ended March 31, 2003 compared to $673,000 in 2002. The increase in noninterest income is due, in part, to Bridge Street Financial's continued efforts to increase revenues from noninterest sources through revising fee structures and enhancing services. For the three month period ended March 31, 2003, the increase in noninterest income was the result of a $83,000 increase in income from gains on securities transactions, a $72,000 increase in fee revenue from increased income on deposit accounts and increased loan income, a $13,000 increase in income from bank-owned life insurance, a $25,000 increase in gain on loans sold and a $2,000 increase in other income.

Noninterest Expense

     Noninterest expense increased during the three month period ended March 31, 2003 by $301,000 or 17.2%. These increases were primarily due to expenses associated with the opening of a new branch in May of 2002. In addition, the increase in noninterest expense was due to $77,000 of cost incurred associated with the charter conversion to a national bank and the associated name change, and increased employee benefit costs for healthcare and pension. For the three month period ended March 31, 2003, salaries and employee benefits expenses increased $127,000, occupancy and equipment expenses increased $74,000, marketing and advertising increased $58,000 and professional fees increased $46,000.

Income Taxes

     Income tax expense for the three month period ended March 31, 2003 was $38,000 as compared to $65,000 in 2002. The decrease in income tax expense was due to a $99,000 reduction in income before income tax expense and due to the tax benefit received as a result of a greater proportion of tax exempt income being derived from municipal securities and bank-owned life insurance. The effective income tax rate of 15.3% for the three month period ended March 31, 2003 is based on the projected effective income tax rate for the twelve month period ended December 31, 2003. The income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity, represented by cash, cash equivalents, securities available for sale and potential borrowings, is a product of its operating, investing and financing activities. The primary sources of funds are deposits and borrowings; the amortization, prepayment and maturity of outstanding loans, securities and other short-term investments; and funds provided from operations. While scheduled payments from the amortization of loans, maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. The Company also utilizes borrowings to fund a portion of its asset growth.

Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. Such products frequently have short terms (five years or less) or interest rates that adjust at least every five years. funds are utilized to meet ongoing commitments to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of investment securities. At March 31, 2003, the Company had outstanding commitments to originate loans of approximately $16.8 million and unused letters of credit of approximately $1.4 million. At March 31, 2003, the Company also had certificates of deposit scheduled to mature in one year or less totaling $39.3 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. It is anticipated that the Company will continue to have sufficient deposit funds and available borrowings to meet its current commitments.

At March 31, 2003, the Company had total borrowings from the Federal Home Loan Bank of New York (FHLB-NY) of $13.7 million. Also available to the Company are overnight and one-month borrowing facilities with the FHLB-NY, each in the amount of $8.7 million, an overnight credit plus line of $8.0 million with the FHLB-NY and a $5.0 million overnight line of credit with a commercial bank.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking regulators. Failure to meet minimum capital requirements could result in certain mandatory and discretionary responses by regulators that could have a material effect on the Company's financial condition and results of operations. In addition, the ability of the Company and the Bank to pay dividends is subject to regulations administered by the banking agencies. At March 31, 2002, the Company and the Bank exceeded minimum capital requirements of the agencies and also exceeded levels established for banking organizations considered well capitalized by the regulators.

On January 3, 2003, the Company completed a second-step conversion which increasing capital by the net proceeds of $14.2 million. The Company has deployed the increase in capital in short-term liquid investments that are available to fund future growth.


         FORWARD-LOOKING STATEMENTS - The preceding discussion contains certain forward-looking statements based on current expectations, estimates and projections about the Company's industry, and management's beliefs and assumptions. Words such as anticipates, assumes, expects, intends, plans, believes, estimates, projects and variations of such words and expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or otherwise.


Item 3.  Controls and Procedures

         During the 90-day period prior to the filing date of this report, management, including the Company's President and Chief Executive Officer and Senior Vice President/Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon, and as of the date of that evaluation, the President and Chief Executive Officer and Senior Vice President/Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation. There were no significant deficiencies or material weaknesses identified in the evaluation and therefore, no corrective actions were taken.

PART II      -    OTHER INFORMATION

                  Item 1            LEGAL PROCEEDINGS
                                            None

                  Item 2            CHANGES IN SECURITIES AND USE OF PROCEEDS
                                            None

                  Item 3            DEFAULTS UPON SENIOR SECURITIES
                                            None

                  Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                                            HOLDERS

                                    The Company's Annual Meeting of Stockholders was held on April 16, 2003. The following were the items voted on and the results of the stockholder voting:

                                    1.      The election of Gregory J. Kreis and
                                            Paul W. Schneible to serve as
                                            directors of the Company each for a
                                            term of three years or until his
                                            successor has been elected and
                                            qualified:

                                                                    Votes

                                                                                Authority        Broker Non-
                                                                       For      Withheld         Votes
                                                Gregory J. Kreis   2,253,922        4,700        --

                                                Paul W. Schneible  2,253,922        4,700        --

                                            The other directors of the Company
                                            whose terms continue after the
                                            Annual Meeting are:

                                            Bruce P. Frassinelli
                                            Paul J. Heins
                                            Richard McKean
                                            Lowell A. Seifter
                                            Deborah F. Stanely

                                    2.      Ratification of Appointment of
                                            Independent Accountants


                                                              VOTE

                                                                              Broker
                                       For         Against      Abstain       Non-Votes

                                       2,255,084   3,100        438           --


                  Item 5            OTHER INFORMATION

                                    The Company's Chief Executive Officer and
                                    Chief Financial Officer have furnished
                                    statements relating to its Form 10-Q for the quarter ended March 31, 2003 pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. The statements are attached hereto as
                                    Exhibit 99.1.


                  Item 6            EXHIBITS AND REPORTS ON FORM 8-K

                                    (a)      Exhibits

                                             99.1    Statement Furnished
                                                     Pursuant to Section 906 of
                                                     the Sarbanes-Oxley Act of
                                                     2002, 18 U.S.C. Section
                                                     1350

                                    (b)     Reports on Form 8-K

                                            On April 22, 2003, the Registrant
                                            filed an 8-K Report regarding
                                            announced earnings for the first
                                            quarter of the 2003 fiscal year
                                            under Item 12.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Bridge Street Financial, Inc.



Date:    May 13, 2003                By:  /s/ Gregory J. Kreis
                                          -------------------------------------
                                          Gregory J. Kreis
                                          President and Chief Executive Officer



Date:    May 13, 2003                By:  /s/ Eugene R. Sunderhaft
                                          -------------------------------------
                                          Eugene R. Sunderhaft
                                          Senior Vice President and Chief
                                          Financial Officer (Principal
                                          Financial and Accounting Officer)

                                  CERTIFICATION

I, Gregory J. Kreis, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Bridge Street Financial, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 13, 2003                       /s/ Gregory J. Kreis
                                          -------------------------------------
                                          Gregory J. Kreis
                                          President and Chief Executive Officer

                                  CERTIFICATION

I, Eugene R. Sunderhaft, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Bridge Street Financial, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

              (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

              (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

              (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

              (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 13, 2003                      /s/ Eugene R.Sunderhaft
                                         -----------------------------------
                                         Eugene R. Sunderhaft
                                         Senior Vice President and Treasurer

                                                                    EXHIBIT 99.1



               STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE
               SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350


         The undersigned, Gregory J. Kreis, is the President and Chief Executive Officer of Bridge Street Financial, Inc. (the "Company").

         This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 (the "Report").

         By execution of this statement, I certify that:

                  A)       the Report fully complies with the requirements of
                           Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and

                  B) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of the dates and for the periods covered by the Report.

         This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350. It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934, as amended. A signed original of this statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.



                                      By: /s/ Gregory J. Kreis
                                          -------------------------------------
Date:  May 13, 2003                       Gregory J. Kreis
                                          President and Chief Executive Officer