Form 10QSB
period 2003-06-30
BRIDGE STREET FINANCIAL INC
filed 2003-08-18
CIK 1182555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

|X|               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED June 30, 2003

                                       OR

|_|                TRANSITION REPORT UNDER TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER 000-50105

                          BRIDGE STREET FINANCIAL, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                            13-4217332
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

             44 EAST BRIDGE STREET, OSWEGO, NEW YORK             13126
(Address of principal executive office)                        (Zip Code)

Registrant's telephone number, including area code:          (315) 343-4100

                  Number of shares of common stock outstanding
                              as of August 8, 2003

Class                                                         Outstanding
COMMON STOCK, $.01 PAR VALUE                                   2,692,638



Transitional Small Business Disclosure Format (check one): Yes |_|    No |X|

                          BRIDGE STREET FINANCIAL, INC.
                                   FORM 10-QSB
                                      INDEX

Part I - FINANCIAL INFORMATION                                              PAGE

            Item 1   -  Financial statements (unaudited):

                        Consolidated Statements of Financial
                        Condition at June 30, 2003 and December 31,
                        2002                                                1

                        Consolidated Statements of Income
                        for the three and six month periods ended
                        June 30, 2003 and June 30, 2002                     2


                        Consolidated Statements of Changes in
                        Shareholders' Equity for the six month period
                        ended June 30, 2003                                 3


                        Consolidated Statements of Cash Flows
                        for the six month periods ended June 30, 2003
                        and June 30, 2002                                   4

                        Notes to Unaudited Condensed Consolidated
                        Financial Statements                                5-9

            Item 2   -  Management's Discussion and Analysis of
                        Financial Condition and Results of Operations       9-20

            Item 3   -  Controls and Procedures                            20-21


Part II - OTHER INFORMATION

            Item 1   -  Legal Proceedings                                  22

            Item 2   -  Changes in Securities and Use of Proceeds          22

            Item 3   -  Defaults Upon Senior Securities                    22

            Item 4   -  Submission of Matters to a Vote of
                        Security Holders                                   22

            Item 5   -  Other Information                                  22

            Item 6   -  Exhibits and Reports on Form 8-K                   23

            Signatures                                                     24

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)
                                   (unaudited)

                                                                                                     June 30,     December 31,
                                     Assets                                                           2003            2002
                                                                                                    ---------     ------------
Cash and due from banks                                                                             $  11,980         32,827
Securities available for sale, at fair value                                                           51,972         39,682
Loans held for sale                                                                                     7,147          1,555

Loans                                                                                                 113,400        107,593
    Less: allowance for loan losses                                                                     1,125          1,190
                                                                                                    ---------      ---------

               Loans, net                                                                             112,275        106,403
                                                                                                    ---------      ---------

Federal Home Loan Bank stock                                                                              772            810
Premises and equipment, net                                                                             6,500          4,793
Accrued interest receivable                                                                               795            758
Bank owned life insurance                                                                               5,714          5,234
Other assets                                                                                            2,535          2,861
                                                                                                    ---------      ---------

               Total assets                                                                         $ 199,690        194,923
                                                                                                    =========      =========

                      Liabilities and Shareholders' Equity

Liabilities:
    Deposits:
       Demand                                                                                          25,202         22,768
       Savings and money market                                                                        71,556         68,461
       Time                                                                                            53,805         54,455
                                                                                                    ---------      ---------

                                                                                                      150,563        145,684

    Stock subscription escrow                                                                              --         15,107
    Escrow deposits                                                                                     1,082          1,258
    Long-term debt                                                                                     13,700         13,700
    Other liabilities                                                                                   2,328          2,238
                                                                                                    ---------      ---------

               Total liabilities                                                                      167,673        177,987
                                                                                                    ---------      ---------

Shareholders' equity:
    Preferred stock, $0.01 par value, 1,000,000 and 500,000 shares authorized, at June 30, 2003
       and December 31, 2002, no shares issued                                                             --             --
    Common stock, $0.01 par value, 5,000,000 and 3,000,000 shares authorized 2,835,912 and
       2,697,947 shares issued at June 30, 2003 and December 31, 2002                                      28             27
    Additional paid-in capital                                                                         17,707          3,392
    Unvested restricted stock awards, 8,637 and 8,730 shares at
       June 30, 2003 and December 31, 2002                                                                (64)           (39)
    Treasury stock, at cost, 143,274 and 139,627 shares at June 30, 2003 and December 31, 2002           (529)          (529)
    Unallocated common stock held by Employee Stock Ownership Plan (ESOP)
       57,678 and 61,005 shares at June 30, 2003 and December 31, 2002                                   (181)          (197)
    Retained earnings                                                                                  14,153         13,981
    Accumulated other comprehensive income                                                                903            301
                                                                                                    ---------      ---------

               Total shareholders' equity                                                              32,017         16,936
                                                                                                    ---------      ---------

               Total liabilities and shareholders' equity                                           $ 199,690        194,923
                                                                                                    =========      =========


See accompanying notes to consolidated financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                        (In thousands, except share data)
                                   (unaudited)

                                                                    Three months ended June 30,          Six months ended June 30,
                                                                    ---------------------------         --------------------------
                                                                     2003                2002             2003              2002
                                                                    --------          --------          --------          --------
Interest income:
    Loans                                                           $  1,794             1,930          $  3,560             3,875
    Securities                                                           462               501               942             1,032
    Federal funds sold and other short-term investments                   26                 2                90                 3
                                                                    --------          --------          --------          --------

            Total interest income                                      2,282             2,433             4,592             4,910
                                                                    --------          --------          --------          --------

Interest expense:
    Deposits and escrow accounts                                         547               757             1,141             1,536
    Borrowings                                                           202               208               401               419
                                                                    --------          --------          --------          --------

            Total interest expense                                       749               965             1,542             1,955
                                                                    --------          --------          --------          --------

            Net interest income                                        1,533             1,468             3,050             2,955

Provision for loan losses                                                 90                75               180               142
                                                                    --------          --------          --------          --------

            Net interest income after provision for loan losses        1,443             1,393             2,870             2,813
                                                                    --------          --------          --------          --------

Noninterest income:
    Service charges                                                      576               528             1,153             1,033
    Net gains  on securities transactions                                  3                --                87                 1
    Net gains on sale of loans                                            68                 7               116                30
    Increase in value of bank-owned life insurance                        65                64               130               129
    Other                                                                 63                19               157                98
                                                                    --------          --------          --------          --------

            Total noninterest income                                     775               618             1,643             1,291
                                                                    --------          --------          --------          --------

Noninterest expenses:
    Salaries and employee benefits                                     1,012               867             1,993             1,721
    Occupancy and equipment                                              295               253               601               485
    Data processing                                                      197               173               396               380
    Office supplies, printing and postage                                 90                93               178               173
    Professional fees                                                    147               109               295               211
    Director fees                                                         55                33                83                62
    Marketing and advertising                                             43                72               130               101
    Contributions                                                         17                19                35                34
    Other                                                                188               141               379               338
                                                                    --------          --------          --------          --------

            Total noninterest expenses                                 2,044             1,760             4,090             3,505
                                                                    --------          --------          --------          --------

Income before income tax expense                                         174               251               423               599

Income tax expense                                                         3                10                41                75
                                                                    --------          --------          --------          --------

            Net income                                              $    171               241          $    382               524
                                                                    ========          ========          ========          ========

Basic net  income per share                                         $   0.07              0.09          $   0.15              0.21
                                                                    ========          ========          ========          ========

Diluted net  income per share                                       $   0.06              0.09          $   0.14              0.20
                                                                    ========          ========          ========          ========

See accompanying notes to consolidated financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity
                         Six months ended June 30, 2003
                        (In thousands, except share data)
                                   (unaudited)

                                                                                        Unallocated             Accumulated
                                                                   Unvested               common                   other
                                                       Additional  restricted             stock                   compre-
                                              Common    paid-in     stock     Treasury    held by     Retained    hensive
                                               stock    capital     awards     stock       ESOP       earnings    income      Total
                                              ------    -------    ---------- --------  -----------   --------  -----------   -----
Balance at December 31, 2002                  $  27        3,392       (39)     (529)       (197)      13,981       301      16,936

Merger of Oswego County MHC pursuant to
  reorganization (1,414,250 shares)             (14)         221        --        --          --           --        --         207

Exchange of common stock pursuant to
  reorganiztion (1,282,697 shares exchanged
  for 1,315,977 shares, 224 shares
  paid cash in lieu)                             --           (2)       --        --          --           --        --          (2)

Net proceeds from stock offering
  (1,510,733 shares)                             15       13,994        --        --          --           --        --      14,009

Net proceeds from the exercise of
  stock options (6,670 shares)                   --           20        --        --          --           --        --          20

Cash dividends ($0.04 per share)                 --           --        --        --          --         (210)       --        (210)

Issue restricted stock (2,532 shares)            --           42       (42)       --          --           --        --          --

Amortization of restricted stock                 --           --        17        --          --           --        --          17

Allocation of ESOP stock (4,920 shares)          --           40        --        --          16           --        --          56

Comprehensive income:
  Net income                                     --           --        --        --          --          382        --         382

  Net change in the unrealized gain on
    securities available for sale,
    net of taxes                                 --           --        --        --          --           --       602         602
                                                                                                                            -------
    Total comprehensive income                                                                                                  984
                                              -----      -------       ---      ----        ----      -------       ---     -------

Balance at June 30, 2003                         28       17,707       (64)     (529)       (181)      14,153       903      32,017
                                              =====      =======       ===      ====        ====      =======       ===     =======

See accompanying notes to unaudited condensed consolidated financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                            Six months ended June 30,
                                                                                            -------------------------
                                                                                              2003            2002
                                                                                            --------         --------
Cash flows from operating activities:
     Net income                                                                             $    382              524
     Adjustments to reconcile net income to net cash provided by operating activities:
             Depreciation                                                                        325              242
             Provision for loan losses                                                           180              142
             Net gain on securities transactions                                                 (87)              (1)
             Net gain on sale of loans                                                          (116)             (30)
             Net increase in cash surrender value of life insurance                             (130)            (129)
             Net amortization of securities premiums                                             301               90
             Proceeds from sale of loans held for sale                                        20,418           16,334
             Loans originated for sale                                                       (25,894)         (17,702)
             ESOP stock released for allocation and amortization of  restricted stock             73               60
             Change in:
                 Accrued interest receivable                                                     (37)              19
                 Other assets                                                                     (3)            (573)
                 Other liabilities                                                                90              323
                                                                                            --------         --------

                            Net cash used in operating activities                             (4,498)            (701)
                                                                                            --------         --------

Cash flows from investing activities:
     Proceeds from sale of securities available for sale                                       8,482            3,280
     Proceeds from maturity of and principal collected on securities available for sale       11,222            4,524
     Purchases of securities available for sale                                              (31,168)          (6,841)
     Disbursements for loan originations net of principal collections                         (6,122)          (7,019)
     Purchase of bank owned life insurance                                                      (350)            (100)
     Purchases of premises and equipment, net of disposals                                    (2,032)          (1,253)
                                                                                            --------         --------

                            Net cash used in  investing activities                           (19,968)          (7,409)
                                                                                            --------         --------

Cash flows from financing activities:
     Net increase in demand, savings and money market deposits                                 5,529            7,091
     Net (decrease) increase in time deposits                                                   (650)           3,530
     Net decrease in escrow deposits                                                            (176)            (338)
     Net decrease in stock subscription escrow                                               (15,107)              --
     Net proceeds from stock offering and reorganization                                      14,214               --
     Net decrease in short-term borrowings                                                        --             (874)
     Net proceeds from the exercise of stock options                                              19               12
     Purchase of treasury stock                                                                   --              (52)
     Dividends on common stock                                                                  (210)            (155)
                                                                                            --------         --------

                            Net cash provided by financing activities                          3,619            9,214
                                                                                            --------         --------

Net (decrease)  increase in cash and cash equivalents                                        (20,847)           1,104

Cash and cash equivalents at beginning of period                                              32,827            6,478
                                                                                            --------         --------

Cash and cash equivalents at end of period                                                  $ 11,980            7,582
                                                                                            ========         ========

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Interest                                                                           $  1,548            1,951
         Income taxes                                                                             62              103
                                                                                            ========         ========

     Non-cash investing and financing activities:
         Adjustment of securities available for sale to fair value, net of taxes            $    602              347
                                                                                            ========         ========

See accompanying notes to consolidated financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
         Notes to Unaudited Condensed Consolidated Financial Statements
                                  June 30, 2003

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

(2) Reorganization and second-step conversion

      On June 20, 2002 the Board of Directors of Oswego County Bancorp, Inc., Oswego County MHC, and Oswego County Savings Bank (the Savings Bank) (collectively, "Oswego County") announced the adoption of a Plan of Conversion and Agreement and Plan of Reorganization under terms of which Oswego County would undertake a "second-step" conversion and the Savings Bank would reorganize from the two-tier mutual holding company structure to the stock holding company structure and convert to a national bank. The Company completed the second-step conversion on January 3, 2003. The reorganization of the Savings Bank to a national bank was completed on January 15, 2003. As a result of the second-step conversion, weighted average share and per share amounts have been restated giving retroactive recognition to the second-step conversion ratio of 1.02612. The second-step conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities, and equity.

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

Number of shares utilized             Three months ended June 30,       Six months ended June 30,
in per share computations                2003             2002            2003              2002
-------------------------             ---------        ---------        ---------        ---------
For basic earnings per share          2,620,289        2,473,476        2,617,439        2,472,766

Added for: Stock options                 58,169           58,476           58,882           54,779
    Restricted stock                      1,829            4,301            2,372            4,538
                                      ---------        ---------        ---------        ---------

For diluted earnings per share        2,680,287        2,536,253        2,678,693        2,532,083
                                      =========        =========        =========        =========

(4) Other comprehensive (loss) income

      The following summarizes the components of other comprehensive income for the three-month and six-month periods ended June 30, 2003 and 2002:

                                                       Three months ended June 30,   Six months ended June 30,
                                                          2003          2002            2003           2002
                                                         ------        ------          ------         ------
                                                                           (in thousands)
Other comprehensive income, before tax:
  Net unrealized holding gain on securities              $  841           552           1,090            578

  Reclassification adjustment for securities
    gains included in net income                             (3)           --             (87)            (1)
                                                         ------        ------          ------         ------

  Net unrealized gains on securities                        838           552           1,003            577
                                                         ------        ------          ------         ------

  Other comprehensive income before tax                     838           552           1,003            577

  Income tax expense related to items
          of other comprehensive income                     336           220             401            230

                                                         ------        ------          ------         ------
          Other comprehensive income , net of tax        $  502           332             602            347
                                                         ======        ======          ======         ======

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

      The Company accounts for stock options granted under its stock option plan in accordance with the provisions of Accounting Principles board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation expense is recognized only if the exercise price of the options is less than the fair value of the underlying stock at the grant date. SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to recognize the fair value of all stock-based awards on the date of the grant as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of ABP Opinion No. 25 and provide pro forma disclosure of net income and earnings per share as if the fair-value-based method defined in SFAS No. 123 had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 and recognized the cost over the vesting period, the Company's net income and earnings per share for the six month periods ended June 30, 2003 and 2002 would have been reduced to pro forma amounts indicated below:

                                                                      Three months ended June 30,    Six months ended June 30,

      (in thousands, except per share data)                              2003            2002           2003           2002
                                                                       --------        --------       --------       --------
      Net income
             As reported                                               $    171             241            382            524

      Add:          Stock based compensation for retricted stock,
                    net of tax                                                5              10             11             12

      Deduct:       Total stock-based compensation expense
                    determined under fair value based method
                    for all awards, net of tax                                8              13             17             18
                                                                       --------        --------       --------       --------
             Pro forma                                                 $    168             238            376            518


      Basic earnings per share:
             As reported                                                   0.07            0.09           0.15           0.21
             Pro forma                                                     0.06            0.09           0.14           0.21


      Diluted earnings per share:
             As reported                                                   0.06            0.09           0.14           0.20
             Pro forma                                                     0.06            0.09           0.14           0.20


(6) Obligations under guarantees

      The Company does not issue any guarantees that would require liability recognition or disclosures, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Since a portion of these instruments will expire unused, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Outstanding commitments on standby letters of credit at June 30, 2003 and June 30, 2002 were approximately $1.7 million and $1.4 million, respectively.

(7) Subsequent events

      On July 19, 2003 the Board of Directors declared a dividend of four cents per share payable on or about August 20, 2003 to shareholders of record on July 30, 2003.

      On July 24, 2003 at a Special Stockholder meeting the stockholders of the Company adopted the Bridge Street Financial, Inc. 2003 Stock Option Plan and the Bridge Street Financial, Inc. 2003 Recognition and Retention Plan. Both plans became effective immediately upon shareholder approval.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION - Total assets increased by $4.8 million or 2.4% to $199.7 million at June 30, 2003 from $194.9 million at December 31, 2002. Shareholders' equity increased by $15.1 million during the six month period ended June 30, 2003, mainly as a result of net proceeds received from the second-step conversion of $14.2 million, an increase in accumulated other comprehensive income of $602,000 and net income of $382,000, which was partially offset by dividends paid in the six-month period of $210,000.

      Total securities increased $12.3 million or 31.0% to $52.0 million at June 30, 2003 compared to $39.7 million at December 31, 2002. The increase in securities resulted from investing a portion of the net proceeds received from the second-step conversion. During the six-month period investments in municipal securities increased by $2.8 million, mortgage-backed securities increased by $9.4 million and investments in corporate securities decreased by $668,000. The investments in mortgage backed securities were of a short-term duration and are the result of the Company's continued implementation of an investment strategy to provide future cash flows that can be reinvested in loans as the Bank grows or reinvested in longer term securities as market rates cycle upward.

                                                               June 30,   December 31,
                                                                 2003         2002
                                                               -------      -------
                                                                   (In thousands)
        Securities available for sale (fair value)
        -----------------------------
      U.S. Government agency obligations                       $   841          850
      Municipal securities                                      18,150       15,309
      Corporate  securities                                      3,860        4,528
      Mortgage-backed securities                                24,304       14,838
      Other equity securities                                    4,817        4,157
                                                               -------      -------

                               Total securities                $51,972       39,682

      Loans increased by $5.8 million or 5.4% to $113.4 million at June 30, 2003 from $107.6 million at December 31, 2002. Commercial mortgages and commercial loans increased $4.6 million, or 13.0%, to $40.2 million at June 30, 2003 from $35.6 million at December 31, 2002. Residential mortgages increased $599,000 to $62.8 million at

June 30, 2003 as compared to $62.2 million at December 31, 2002. The increase in residential loans is due primarily to the Company's decision to retain $6.0 million of 15 year fixed rate mortgages in the loan portfolio which provided a higher yield than other investment alternatives. During the six month period of 2003 the Company continued to sell all other fixed rate mortgages in the secondary market. Consumer loans increased $593,000 to $10.4 million at June 30, 2003 compared to $9.8 million at December 31, 2002. The increase in consumer loans is partially the result of the Company's introduction of a new loan product to finance manufactured home.

      In addition to the previously mentioned loan balances, the Company had $7.1 million of loans held for sale on June 30, 2003. The loans held for sale consisted of fixed rate residential mortgages and are carried at the lower of cost or market value.

                             Loans               June 30,    December 31,
                             -----  (thousands)   2003          2002
                                                --------      --------
      Residential mortgage
        and home equity                         $ 62,781        62,182
      Commercial mortgage                         23,585        22,603
      Commercial                                  16,638        13,005
      Consumer                                    10,396         9,803
                                                --------      --------
                                                $113,400       107,593
                                                ========      ========

      Bridge Street Financial's deposits increased by $4.9 million or 3.4% to $150.6 million at June 30, 2003 from $145.7 million at December 31, 2002. Savings and money market deposits increased by $3.1 million, demand deposits increased by $2.4 million, and time deposits decreased by $650,000. The increase in deposits is the result of customers' continued acceptance of deposit products combined with customers' movement of funds away from volatile and risky equity investments and the Company's development of a municipal deposit program.

      Bridge Street Financial's borrowings with the Federal Home Loan Bank of New York ("FHLB") were $13.7 million at June 30, 2003 and December 31, 2002.

      Shareholders' equity increased $15.1 million or 89.0% to $32.0 million during the six-month period ended June 30, 2003. The increase in shareholders' equity resulted from net proceeds received from the second-step conversion of $14.2 million, an increase in accumulated other comprehensive income of $602,000 and net income of $382,000. These increases were partially offset by dividend payments of $210,000.

      At June 30, 2003, nonperforming assets were 0.61% of total assets as compared to 0.49% at December 31, 2002.

      Nonperforming assets
      --------------------                         June 30,      December 31,
       (dollars in thousands)                       2003            2002
                                                  --------        --------
      Nonaccrual loans                            $    939             757
      Restructured commercial mortgage loans           200             200
                                                  --------        --------
        Nonperforming loans                          1,139             957

      Other real estate                                 70               8
                                                  --------        --------

        Nonperforming assets                      $  1,209             965
                                                  ========        ========

      Nonperforming assets
         to total assets                              0.61%           0.49%
      Allowance for loan losses
         to nonperforming loans                      98.77%         124.35%

      While management views the current level of nonperforming assets to be very manageable, future experience may be affected by regional and national economic conditions, underwriting judgments and business and personal factors affecting Bridge Street Financial's customers. Although the allowance for loan losses is maintained at a level that management believes, to the best of its knowledge, is at a level at June 30, 2003, to cover known and inherent losses in the loan portfolio that are both probable and reasonably estimable, similar factors will determine the level of the allowance in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examinations.

Comparison of Operating Results for the Three Months Ended June 30, 2003 and
2002

      Net income was $171,000 in the three months ended June 30, 2003 compared to net income of $241,000 for the three month period ended June 30, 2002. For the three month period ended June 30, 2003 compared to the three month period ended June 30, 2002, net interest income increased $65,000 and noninterest income increased by $157,000. These increases were offset by an increase in noninterest expenses of $284,000 and an increase in the provision for loan losses of $15,000. Return on average equity was 2.18% in the three month period of 2003 compared to 5.95% in the three month period ended June 30, 2002. Return on average assets was 0.35% for the three month period ended June 30, 2003 compared to 0.57% in the same period of 2002.

Net Interest Income

      Net interest income on an as reported basis increased $65,000 in the three month period ended June 30, 2003 to $1.5 million. The increase in net interest income during the three month period was the result of interest expense decreasing more significantly than interest income. Interest income decreased $151,000 and interest expense decreased $216,000. Bridge Street Financial's net interest rate margin on a tax equivalent basis of 3.77% for the three months of 2003 decreased 52 basis points from the three month period of 2002. The decrease in net interest rate margin on a tax equivalent basis was due to lower rates on interest earning assets, which were partially offset by lower rates on deposits and borrowings. The lower rates on interest earning assets are partially the result of the Company's asset/liability management strategy to invest the second-step proceeds in short-term investments, which will provide available funds for future investment in higher yielding assets as the Company grows the loan portfolio and interest rates move from historical low points in the interest rate cycle to higher levels. For the three month period ended June 30, 2003, net interest income on a tax equivalent basis increased $249,000 from increases in volume of interest earning assets and interest earning liabilities and decreased $163,000 from changes in interest rates.

Interest Income

      Interest income on an as reported basis decreased $151,000 to $2.3 million for the three month period ended June 30, 2003 as compared to $2.2 for the same period in 2002. The decrease in interest income is due to lower rates being earned on interest earning asset in 2003 compared to 2002. Interest income on a tax equivalent basis decreased by $130,000, or 5.1%, to $2.4 million in the three month period ended June 30, 2003. The decrease in interest income resulted from a $136,000 decrease in loan interest income, and a $18,000 decrease in securities income, which was partially offset by a $24,000 increase in interest income from federal funds sold and other short-term investments. The increase in interest income from federal funds and other short-term investments was the result of a $9.8 million increase in the average balances of federal funds sold and other short-term investments. The decrease in loan interest income was the result of a 90 basis point reduction in the average yield on loans to 6.27% in 2003 from 7.17% in 2002, which was partially offset by a $6.8 million increase in the balances of average loans. The decrease in securities interest income was the result of a decrease in the interest income rate of 166 basis points, which was partially offset by a $12.9 million increase in average balances of securities.

Interest Expense

      Interest expense decreased by $216,000 to $749,000 for the three month period ended June 30, 2003 compared to $965,000 for the three months ended June 30, 2002. The decrease in interest expense resulted from lower rates paid on deposits and lower average balances for borrowings, which was partially offset by higher average balances of deposits. Average deposit balances increased $11.2 million or 9.7% compared to 2002. Average borrowings decreased $1.3 million compared to 2002.

       AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

                                               For the three months ended June 30, 2003    For the three months ended June 30, 2002
                                               ----------------------------------------    ----------------------------------------
                                               Average                        Average      Average                        Average
                                               Balance       Interest       Yield/Rates    Balance      Interest        Yield/Rates
                                               -------       --------       -----------    -------      --------        -----------
Interest earnings assets:
Loan, gross (1)                                $ 114,812    $   1,794          6.27%       $ 108,000    $   1,930          7.17%
Securities, at amortized cost (2)                 52,739          598          4.55%          39,819          616          6.21%
Federal funds sold and other                       9,898           26          1.05%              98            2          8.19%
                                               ---------    ---------                      ---------    ---------

   Total interest earning assets                 177,449        2,418          5.47%         147,917        2,548          6.91%

Noninterest earning assets                        20,175                                      20,385
                                               ---------                                   ---------

   Total assets                                  197,624                                     168,302
                                               =========                                   =========

Interest bearing liabilities;
Savings, NOW, money market (3)                    71,381          135          0.76%          68,502          318          1.86%
Time deposits                                     54,550          412          3.03%          46,260          439          3.81%
Borrowings                                        13,700          202          5.91%          14,982          208          5.57%
                                               ---------    ---------                      ---------    ---------

   Total interest bearing liabilities            139,631          749          2.15%         129,744          965          2.98%

Noninterest bearing deposits                      23,881                                      20,280
Other noninterest liabilities                      2,630                                       2,039
                                               ---------                                   ---------

   Total liabilities                             166,142                                     152,063
Shareholders' equity                              31,482                                      16,239
                                               ---------                                   ---------

   Total liabilities and equity                  197,624                                     168,302
                                               =========                                   =========

Excess of earnings assets over interest
   bearing liabilities                            37,818                                      18,173
                                               =========                                   =========

Net interest income                                             1,669                                       1,583
                                                            ---------                                   ---------

Tax equivalent adjustment on securities                          (136)                                       (115)
                                                            ---------                                   ---------
Net interest income per consolidated
financial statements                                            1,533                                       1,468
                                                            =========                                   =========

Net interest rate spread                                                       3.31%                                       3.93%
Net interest rate margin (4)                                                   3.77%                                       4.29%
Average interest-earning assets to average
interest-bearing liabilities                                                 127.08%                                     114.01%

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

Provision for Loan Losses

      The allowance for loan losses decreased $137,000 during the three months ended June 30, 2003 versus a $45,000 increase for the three months ended June 30, 2002. This $182,000 difference reflects provisions, charge-offs and recoveries. The provision for loan losses was $90,000 in the three month period ended June 30, 2003 compared to $75,000 in the same period of 2002. Charge-offs during the three month period ending June 30, 2003 were $232,000 as compared to $30,000 in the same period in 2002. The increase in charge offs is the result of loan customers on various commercial and consumer loans being delinquent with future payment doubtful. The allowance for loan loss as a percentage of ending loans was 0.99% at June 30, 2003 as compared to 0.92% for June 30, 2002. Bridge Street Financial's allowance model reflected increased provision requirements, particularly in the commercial and commercial mortgage portfolios, which generally expose Bridge Street Financial to greater risk of loss than loans secured by residential real estate. Such requirements for provisions are based on management's assessment of inherent losses in these portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends.

Noninterest Income

      Noninterest income increased $157,000 to $775,000 for the three month period ended June 30, 2003 compared to $618,000 in 2002. The increase in noninterest income is due, in part, to Bridge Street Financial's continued efforts to increase revenues from noninterest sources through revising fee structures and enhancing services. For the three month period ended June 30, 2003, the increase in noninterest income was the result of a $48,000 increase in fee revenue from increased income on deposit accounts, a $61,000 increase in gain on loans sold and a $44,000 increase in other income. The increase in other income is primarily the result of an increase in other loan income.

Noninterest Expense

      Noninterest expense increased during the three month period ended June 30, 2003 by $284,000 or 16.1%. The increase is primarily the result of increased expenses for salaries and employee benefit costs, occupancy and equipment, data processing and professional fees. For the three month period ended June 30, 2003, salaries and employee benefits expenses increased $145,000, occupancy and equipment expenses increased $42,000, professional fees increased $38,000 and data processing costs increased $24,000. Additionally, director fees increased $22,000 and other expenses increased $47,000. The increased employee costs are primarily due to increased pension and healthcare costs. The increase in other costs is primarily the result of increased insurance and collection costs. These increases were partially offset by expense decreases of $29,000 for marketing and advertising.

Income Taxes

      Income tax expense for the three month period ended June 30, 2003 was $3,000 as compared to $10,000 in 2002. The decrease in income tax expense was due to a $77,000 reduction in income before income tax expense and a reduction in the effective tax rate due to the tax benefit received as a result of a greater proportion of tax exempt income being derived from municipal securities and bank-owned life insurance. The income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance.

Comparison of Operating Results for the Six Months Ended June 30, 2003 and 2002

      Net income was $382,000 in the six months ended June 30, 2003 compared to net income of $524,000 for the six month period ended June 30, 2002. For the six month period ended June 30, 2003 compared to the six month period ended June 30, 2002, net interest income increased $95,000 and noninterest income increased by $352,000. These increases were offset by an increase in noninterest expenses of $585,000 and an increase in the provision for loan losses of $38,000. Return on average equity was 2.47% in the six month period of 2003 compared to 6.56% in the six month period ended June 30, 2002. Return on average assets was 0.39% for the six month period ended June 30, 2003 compared to 0.63% in the same period of 2002.

Net Interest Income

      Net interest income increased $95,000 in the six month period ended June 30, 2003 to $3.1 million. The increase in net interest income during the six month period was the result of interest expense decreasing more significantly than interest income. Interest income decreased $318,000 and interest expense decreased $413,000. Bridge Street Financial's net interest rate margin on a tax equivalent basis of 3.32% for the six months of 2003 decreased 57 basis points from the six month period of 2002. The decrease in net interest rate margin during the six month period of 2003 is due in part to the Company's asset/liability management strategy to invest the second-step proceeds in short-term investments that have lower yields, which will provide available funds for future investment in higher yielding assets as the Company grows the loan portfolio and interest rates move from historical low points in the interest rate cycle to higher levels. For the six month period ended June 30, 2003, net interest income on a tax equivalent basis increased $194,000 from increases in volume of interest earning assets and interest earning liabilities and decreased $49,000 from changes in interest rates.

Interest Income

      Interest income on an as reported basis, decreased $318,000 to $4.6 million for the six month period ended June 30, 2003 compared to $4.9 million for the six months ended June 30, 2002. Interest income on a tax equivalent basis decreased by $268,000, or 5.2%, to $4.9 million in the six month period ended June 30, 2003. The decrease in interest income resulted from a $315,000 decrease in loan interest income, and a $40,000 decrease in securities income, which was partially offset by a $87,000 increase in interest income from federal funds sold and other short-term investments. The increase in interest income from federal funds and other short-term investments was the result of a $15.2 million increase in the average balances of federal funds sold and other short-term investments. The decrease in loan interest income was the result of a 84 basis point reduction in the average yield on loans to 6.38% in 2003 from 7.22% in 2002, which was partially offset by a $4.3 million increase in the balances of average loans. The decrease in securities interest income was the result of a decrease in the interest income rate of 120 basis points, which was partially offset by a $8.0 million increase in average balances of securities.

Interest Expense

      Interest expense decreased by $413,000 to $1.5 million for the six month period ended June 30, 2003 compared to $2.0 million for the six months ended June 30, 2002. The decrease in interest expense resulted from lower rates paid on deposits and lower average balances for borrowings, which was partially offset by higher average balances of deposits. Average deposit balances increased $12.5 million or 11.1% compared to 2002. Average borrowings decreased $2.0 million compared to 2002.

       AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

                                               For the six months ended June 30, 2003    For the six months ended June 30, 2002
                                               --------------------------------------    --------------------------------------
                                               Average                      Average      Average                      Average
                                               Balance       Interest     Yield/Rates    Balance      Interest      Yield/Rates
                                               -------       --------     -----------    -------      --------      -----------
Interest earnings assets:
Loan, gross (1)                                $ 112,483    $   3,560         6.38%      $ 108,190    $   3,875         7.22%
Securities, at amortized cost (2)                 48,369        1,209         5.04%         40,371        1,249         6.24%
Federal funds sold and other                      15,235           90         1.19%             69            3         8.77%
                                               ---------    ---------                    ---------    ---------

  Total interest earning assets                  176,087        4,859         5.56%        148,630        5,127         6.96%

Noninterest earning assets                        19,643                                    18,082
                                               ---------                                 ---------

  Total assets                                   195,730                                   166,712
                                               =========                                 =========

Interest bearing liabilities;
Savings, NOW, money market (3)                    70,662          290         0.83%         66,693          632         1.91%
Time deposits                                     54,596          851         3.14%         46,060          904         3.96%
Borrowings                                        13,700          401         5.90%         15,688          419         5.39%
                                               ---------    ---------                    ---------    ---------

  Total interest bearing liabilities             138,958        1,542         2.24%        128,441        1,955         3.07%

Noninterest bearing deposits                      23,263                                    20,055
Other noninterest liabilities                      2,310                                     2,101
                                               ---------                                 ---------

  Total liabilities                              164,531                                   150,597
Shareholders' equity                              31,199                                    16,115
                                               ---------                                 ---------

  Total liabilities and equity                   195,730                                   166,712
                                               =========                                 =========

Excess of earnings assets over interest
  bearing liabilities                             37,129                                    20,189
                                               =========                                 =========

Net interest income                                             3,317                                     3,172
                                                            ---------                                 ---------

Tax equivalent adjustment on securities                          (267)                                     (217)
                                                            ---------                                 ---------
Net interest income per consolidated
financial statements                                            3,050                                     2,955
                                                            =========                                 =========

Net interest rate spread                                                      3.32%                                     3.89%
Net interest rate margin (4)                                                  3.80%                                     4.30%
Average interest-earning assets to average
interest-bearing liabilities                                                126.72%                                   115.72%

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

Provision for Loan Losses

      The allowance for loan losses decreased $65,000 during the six months ended June 30, 2003 versus a $92,000 increase for the six months ended June 30, 2002. This $157,000 difference reflects provisions, charge-offs and recoveries. The provision for loan losses was $180,000 in the six month period ended June 30, 2003 compared to $142,000 in the same period of 2002. Charge-offs during the six month period ending June 30, 2003 were $255,000 as compared to $71,000 in the same period in 2002. The increase in charge offs is the result of loan customers on various commercial and consumer loans being delinquent with future payment doubtful. The allowance for loan loss as a percentage of ending loans was 0.99% at June 30, 2003 as compared to 0.92% for June 30, 2002. Bridge Street Financial's allowance model reflected increased provision requirements, particularly in the commercial and commercial mortgage portfolios, which generally expose Bridge Street Financial to greater risk of loss than loans secured by residential real estate. Such requirements for provisions are based on management's assessment of inherent losses in these portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends. Additional information regarding the allowance for loan losses is provided in the table that follows:

Allowance for loan losses
-------------------------                            Six months ended June 30,
                    (thousands)                       2003              2002
                                                    --------          --------
Balance, beginning of period                        $  1,190               932
   Provision for loan losses                             180               142
   Charge-offs                                          (255)              (71)
   Recoveries                                             10                21
                                                    --------          --------

Balance, end of quarter                             $  1,125             1,024
                                                    ========          ========

Net charge-offs (annualized) to average loans           0.47%             0.09%
Allowance to ending loans                               0.99%             0.92%

Noninterest Income

     Noninterest income increased $352,000 to $1.6 million for the six month period ended June 30, 2003 compared to $1.3 million in 2002. The increase in noninterest income is due, in part, to Bridge Street Financial's continued efforts to increase revenues from noninterest sources through revising fee structures and enhancing services. For the six month period ended June 30, 2003, the increase in noninterest income was the result of a $120,000 increase in fee revenue from increased income on deposit accounts, a $86,000 increase in income from gains on securities transactions, a

$86,000 increase in gain on loans sold and a $59,000 increase in other income. The increase in other income is primarily the result of an increase in other loan income.

Noninterest Expense

      Noninterest expense increased during the six month period ended June 30, 2003 by $585,000 or 16.7%. The increase is primarily the result of increased expenses for salaries and employee benefit costs for healthcare and pension, occupancy and equipment, data processing and professional fees. For the six month period ended June 30, 2003, salaries and employee benefits expenses increased $272,000, occupancy and equipment expenses increased $116,000, professional fees increased $84,000, data processing increased $16,000 and marketing and advertising increased $29,000. The increase in employee benefit costs is primarily due to increased pension and healthcare costs. Additionally, director fees increased $21,000 and other expenses increased $47,000. The increase in other expenses in primarily due to increased insurance and collection costs.

Income Taxes

      Income tax expense for the six month period ended June 30, 2003 was $41,000 as compared to $75,000 in 2002. The decrease in income tax expense was due to a $176,000 reduction in income before income tax expense and due to the tax benefit received as a result of a greater proportion of tax exempt income being derived from municipal securities and bank-owned life insurance. The effective income tax rate of 9.7% for the six months ended June 30, 2003 is based on the projected effective income tax rate for the twelve month period ended December 31, 2003. The income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance.

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

Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. Such products frequently have short terms (five years or less) or interest rates that adjust at least every five years. funds are utilized to meet ongoing commitments to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of investment securities. At June 30, 2003, the Company had outstanding commitments to originate loans of approximately $18.7 million and unused letters of credit of approximately $1.7 million. At June 30, 2003, the Company also had certificates of deposit scheduled to mature in one year or less totaling $37.7 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. It is anticipated that the Company will continue to have sufficient deposit funds and available borrowings to meet its current commitments.

At June 30, 2003, the Company had total borrowings from the Federal Home Loan Bank of New York (FHLB-NY) of $13.7 million. Also available to the Company are overnight and one-month borrowing facilities with the FHLB-NY, each in the amount of $8.7 million, an overnight credit plus line of $8.0 million with the FHLB-NY and a $5.0 million overnight line of credit with a commercial bank.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking regulators. Failure to meet minimum capital requirements could result in certain mandatory and discretionary responses by regulators that could have a material effect on the Company's financial condition and results of operations. In addition, the ability of the Company and the Bank to pay dividends is subject to regulations administered by the banking agencies. At June 30, 2002, the Company and the Bank exceeded minimum capital requirements of the agencies and also exceeded levels established for banking organizations considered well capitalized by the regulators.

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

Item 3. Controls and Procedures

Management, including the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(f) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

            Item 1      LEGAL PROCEEDINGS

                                    None

            Item 2      CHANGES IN SECURITIES AND USE OF PROCEEDS

                                    None

            Item 3      DEFAULTS UPON SENIOR SECURITIES

                                    None

            Item 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                        The Company held a Special Shareholder Meeting on July 24, 2003. The following were the items voted on and the results of the stockholder voting:

                        1. The approval of Bridge Street Financial, Inc. 2003 Stock Option Plan.

                                                     Votes

                                                                    Broker Non-
                              For          Against       Abstain      Votes

                              1,517,694    312,096        12,956

                        2. The approval of Bridge Street Financial, Inc. 2003 Recognition and Retention Plan.


                                                     VOTE

                                                                        Broker
                              For          Against       Abstain       Non-Votes

                              1,420,928    407,521        14,298

            Item 5            OTHER INFORMATION

                              None

            Item 6      EXHIBITS AND REPORTS ON FORM 8-K

                        (a)   Exhibits

                              31.1 Statement Furnished Pursuant to Section 302 of the SOA.

                              32.1 Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
                                    Section 1350

                        (b)   Reports on Form 8-K

                                    On July 22, 2003, the Registrant filed an
                                    8-K Report regarding announced earnings for the second quarter of the 2003 fiscal year under Item 7 and 12.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Bridge Street Financial, Inc.


Date: August  13, 2003                 By: /s/ Gregory J. Kreis
                                           -------------------------------------
                                           Gregory J. Kreis
                                           President and Chief Executive Officer


Date: August 13, 2003                  By: /s/ Eugene R. Sunderhaft
                                           -------------------------------------
                                           Eugene R. Sunderhaft
                                           Senior Vice President and
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)