Form 10QSB
period 2003-09-30
BRIDGE STREET FINANCIAL INC
filed 2003-11-13
CIK 1182555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10-QSB

                    -----------------------------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

|_| TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER 000-50105
                    -----------------------------------------

--------------------------------------------------------------------------------
                          BRIDGE STREET FINANCIAL, INC.
           -----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                       13-4217332
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                     Identification Number)

44 EAST BRIDGE STREET, OSWEGO, NEW YORK                         13126
(Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code:      (315) 343-4100

                  Number of shares of common stock outstanding
                             as of November 7, 2003
Class                                                          Outstanding
COMMON STOCK, $.01 PAR VALUE                                    2,667,690

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          BRIDGE STREET FINANCIAL, INC.
                                   FORM 10-QSB
                                      INDEX

Part I - FINANCIAL INFORMATION                                                PAGE
             Item 1 - Financial statements (unaudited):

                      Consolidated Statements of Financial
                      Condition at September 30, 2003 and December 31, 2002    1

                      Consolidated Statements of Income
                      for the three and nine month  periods ended
                      September 30, 2003 and September 30, 2002                2

                      Consolidated Statements of Changes in
                      Shareholders' Equity for the nine month period
                      ended September  30, 2003                                3

                      Consolidated Statements of Cash Flows
                      for the nine month periods ended September 30, 2003
                      and September 30, 2002                                   4

                      Notes to Unaudited Condensed Consolidated
                      Financial Statements                                    5-8

             Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                     8-21

             Item 3 - Controls and Procedures                                 21


Part II - OTHER INFORMATION

             Item 1 - Legal Proceedings                                       22

             Item 2 - Changes in Securities and Use of Proceeds               22

             Item 3 - Defaults Upon Senior Securities                         22

             Item 4 - Submission of Matters to a Vote of Security Holders     22

             Item 5 - Other Information                                       22


             Item 6 - Exhibits and Reports on Form 8-K                        22

             Signatures                                                       23

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)
                                   (unaudited)

                                                                                                       September 30,    December 31,
                                     Assets                                                                2003             2002
                                                                                                       -------------    ------------
Cash and due from banks                                                                                  $  12,137          32,827
Securities available for sale, at fair value                                                                51,412          39,682
Securities held to maturity                                                                                  8,369              --
Loans held for sale                                                                                          1,959           1,555

Loans                                                                                                      115,656         107,593
  Less: allowance for loan losses                                                                            1,185           1,190
                                                                                                         ---------        --------

              Loans, net                                                                                   114,471         106,403
                                                                                                         ---------        --------

Federal Home Loan Bank stock                                                                                 1,185             810
Premises and equipment, net                                                                                  6,915           4,793
Accrued interest receivable                                                                                    957             758
Bank owned life insurance                                                                                    5,779           5,234
Other assets                                                                                                 3,931           2,861
                                                                                                         ---------        --------

              Total assets                                                                               $ 207,115         194,923
                                                                                                         =========        ========

                      Liabilities and Shareholders' Equity

Liabilities:
    Deposits:
       Demand                                                                                               26,428          22,768
       Savings and money market                                                                             72,005          68,461
       Time                                                                                                 50,936          54,455
                                                                                                         ---------        --------

                                                                                                           149,369         145,684

    Stock subscription escrow                                                                                   --          15,107
    Escrow deposits                                                                                          1,020           1,258
    Long-term debt                                                                                          23,700          13,700
    Other liabilities                                                                                        2,068           2,238
                                                                                                         ---------        --------

              Total liabilities                                                                            176,157         177,987
                                                                                                         ---------        --------

Shareholders' equity:
    Preferred stock, $0.01 par value, 1,000,000 and 500,000 shares authorized, at September 30, 2003
       and December 31, 2002, no shares issued                                                                  --              --
    Common stock, $0.01 par value, 5,000,000 and 3,000,000 shares authorized 2,836,967 and
       2,697,947 shares issued at September 30, 2003 and  December 31, 2002                                     28              27
    Additional paid-in capital                                                                              17,743           3,392
    Unvested restricted stock awards, 39,688 and 8,730 shares at
       September 30, 2003 and December 31, 2002                                                               (460)            (39)
    Treasury stock, at cost, 170,470 and 139,627 shares at September 30, 2003 and December 31, 2002           (885)           (529)
    Unallocated common stock held by Employee Stock Ownership Plan (ESOP)
       55,218 and 61,005 shares at September 30, 2003 and December 31, 2002                                   (173)           (197)
    Retained earnings                                                                                       14,278          13,981
    Accumulated other comprehensive income                                                                     427             301
                                                                                                         ---------        --------

              Total shareholders' equity                                                                    30,958          16,936
                                                                                                         ---------        --------

              Total liabilities and shareholders' equity                                                 $ 207,115         194,923
                                                                                                         =========        ========


    See accompanying notes to consolidated financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                        (In thousands, except share data)
                                   (unaudited)

                                                                Three months ended September 30,     Nine months ended September 30,
                                                                --------------------------------     -------------------------------
                                                                     2003            2002                  2003           2002
                                                                    ------          -----                 ------         ------
Interest income:
    Loans                                                           $1,802          1,948                 $5,362         5,823
    Securities                                                         532            506                  1,474         1,538
    Federal funds sold and other short-term investments                 20             16                    110            19
                                                                    ------         ------                 ------         -----

             Total interest income                                   2,354          2,470                  6,946         7,380
                                                                    ------         ------                 ------         -----

Interest expense:
    Deposits and escrow accounts                                       499            761                  1,640         2,297
    Borrowings                                                         240            206                    641           625
                                                                    ------         ------                 ------         -----

             Total interest expense                                    739            967                  2,281         2,922
                                                                    ------         ------                 ------         -----

             Net interest income                                     1,615          1,503                  4,665         4,458

Provision for loan losses                                               90             75                    270           217
                                                                    ------         ------                 ------         -----

             Net interest income after provision for loan losses     1,525          1,428                  4,395         4,241
                                                                    ------         ------                 ------         -----

Noninterest income:
    Service charges                                                    593            594                  1,746         1,627
    Net gains  on securities transactions                               --             --                     87             1
    Net gains on sale of loans                                         269             21                    385            51
    Increase in value of bank-owned life insurance                      65             57                    195           186
    Other                                                              122             (6)                   279            92
                                                                    ------         ------                 ------         -----

             Total noninterest income                                1,049            666                  2,692         1,957
                                                                    ------         ------                 ------         -----

Noninterest expenses:
    Salaries and employee benefits                                   1,089            933                  3,082         2,654
    Occupancy and equipment                                            306            286                    907           771
    Data processing                                                    207            166                    603           546
    Office supplies, printing and postage                               78             68                    256           241
    Professional fees                                                  161            110                    456           321
    Director fees                                                       39             24                    122            86
    Marketing and advertising                                           55             53                    185           154
    Contributions                                                       22             16                     57            50
    Other                                                              320            121                    699           459
                                                                    ------         ------                 ------         -----

             Total noninterest expenses                              2,277          1,777                  6,367         5,282
                                                                    ------         ------                 ------         -----

Income before income tax expense                                       297            317                    720           916

Income tax expense                                                      45             39                     86           114
                                                                    ------         ------                 ------         -----

             Net income                                             $  252            278                 $  634           802
                                                                    ======         ======                 ======         =====

Basic net income per share                                          $ 0.10           0.11                 $ 0.24          0.32
                                                                    ======         ======                 ======         =====

Diluted net income per share                                        $ 0.10           0.11                 $ 0.24          0.32
                                                                    ======         ======                 ======         =====

See accompanying notes to consolidated financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity
                      Nine months ended September 30, 2003
                        (In thousands, except share data)
                                   (unaudited)

                                                                                                                Unallocated
                                                                                          Unvested                 common
                                                                            Additional   restricted                stock
                                                               Common        paid-in       stock      Treasury    held by
                                                               stock         capital       awards      stock        ESOP
                                                               ------       ----------   ----------   --------  -----------
Balance at December 31, 2002                                   $  27          3,392         (39)       (529)       (197)

Merger of Oswego County MHC pursuant to
     reorganization (1,414,250 shares)                           (14)           221          --          --          --

Exchange of common stock pursuant to
     reorganiztion (1,282,697 shares exchanged
     for 1,315,977 shares, 224 shares paid cash in lieu)          --             (2)         --          --          --

Net proceeds from stock offering (1,510,733 shares)               15         13,994          --          --          --

Purchase of treasury stock (60,429 shares)                        --             --          --        (791)         --

Net proceeds from the exercise of stock
     options (7,725 shares)                                       --             31          --          --          --

Cash dividends ($0.12 per share)                                  --             --          --          --          --

Issue restricted stock (35,765 shares)                            --             42        (457)        435          --

Amortization of restricted stock                                  --             --          36          --          --

Allocation of ESOP stock (7,380 shares)                           --             65          --          --          24

Comprehensive income:
     Net income                                                   --             --          --          --          --

     Other comprehensive income                                   --             --          --          --          --

              Total comprehensive income
                                                               -----        -------        ----        ----        ----

Balance at September 30, 2003                                     28         17,743        (460)       (885)       (173)
                                                               =====        =======        ====        ====        ====


                                                                          Accumulated
                                                                             other
                                                                             compre-
                                                               Retained      hensive
                                                               earnings      income       Total
                                                              ----------  ------------   ------
Balance at December 31, 2002                                    13,981        301        16,936

Merger of Oswego County MHC pursuant to
     reorganization (1,414,250 shares)                              --         --           207

Exchange of common stock pursuant to
     reorganiztion (1,282,697 shares exchanged
     for 1,315,977 shares, 224 shares paid cash in lieu)            --         --            (2)

Net proceeds from stock offering (1,510,733 shares)                 --         --        14,009

Purchase of treasury stock (60,429 shares)                          --         --          (791)

Net proceeds from the exercise of stock
     options (7,725 shares)                                         --         --            31

Cash dividends ($0.12 per share)                                  (317)        --          (317)

Issue restricted stock (35,765 shares)                             (20)        --            --

Amortization of restricted stock                                    --         --            36

Allocation of ESOP stock (7,380 shares)                             --         --            89

Comprehensive income:
     Net income                                                    634         --           634

     Other comprehensive income                                     --        126           126
                                                                                        -------

              Total comprehensive income                                                    760
                                                               -------        ---       -------

Balance at September 30, 2003                                   14,278        427        30,958
                                                               =======        ===       =======

See accompanying notes to unaudited condensed consolidated financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)

                                                                                                     Nine months ended September 30,
                                                                                                     -------------------------------
                                                                                                           2003          2002
                                                                                                         --------      -------
Cash flows from operating activities:
  Net income                                                                                             $    634          802
  Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                                                                        493          401
          Provision for loan losses                                                                           270          217
          Net gain on securities transactions                                                                 (87)          (1)
          Net gain on sale of loans                                                                          (385)         (51)
          Net increase in cash surrender value of life insurance                                             (195)        (186)
          Net amortization of securities premiums                                                             425          137
          Proceeds from sale of loans held for sale                                                        50,265       22,643
          Loans originated for sale                                                                       (50,284)     (23,988)
          ESOP stock released for allocation and amortization of  restricted stock                            125           99
          Change in:
              Accrued interest receivable                                                                    (199)        (105)
              Other assets                                                                                   (429)      (1,463)
              Other liabilities                                                                              (170)         404
                                                                                                         --------      -------

                        Net cash provided by (used) in operating activities                                   463       (1,091)
                                                                                                         --------      -------

Cash flows from investing activities:
  Proceeds from sale of securities available for sale                                                       8,482        3,328
  Proceeds from maturity of and principal collected on securities available for sale                       16,790        6,958
  Purchases of securities available for sale                                                              (37,633)     (10,923)
  Purchase of securities held to maturity                                                                  (8,505)
  Purchase of Federal Home Loan Bank stock                                                                   (375)
  Disbursements for loan originations net of principal collections                                         (8,424)      (8,355)
  Purchase of bank owned life insurance                                                                      (350)        (100)
  Purchases of premises and equipment, net of disposals                                                    (2,615)      (1,463)
                                                                                                         --------      -------

                        Net cash used in  investing activities                                            (32,630)     (10,555)
                                                                                                         --------      -------

Cash flows from financing activities:
  Net increase in demand, savings and money market deposits                                                 7,204        8,516
  Net (decrease) increase in time deposits                                                                 (3,519)       6,803
  Net decrease in escrow deposits                                                                            (238)        (322)
  Net decrease in stock subscription escrow                                                               (15,107)          --
  Net proceeds from stock offering and reorganization                                                      14,214           --
  Net increase (decrease) in borrowings                                                                    10,000         (874)
  Net proceeds from the exercise of stock options                                                              31           12
  Purchase of treasury stock                                                                                 (791)         (56)
  Dividends on common stock                                                                                  (317)        (209)
                                                                                                         --------      -------

                        Net cash provided by financing activities                                          11,477       13,870
                                                                                                         --------      -------

Net (decrease) increase in cash and cash equivalents                                                      (20,690)       2,224

Cash and cash equivalents at beginning of period                                                           32,827        6,478
                                                                                                         --------      -------

Cash and cash equivalents at end of period                                                               $ 12,137        8,702
                                                                                                         ========      =======

Supplemental disclosure of cash flow information:
     Cash paid  during the year for:
         Interest                                                                                        $  2,263        2,917
         Income taxes                                                                                          84          128
                                                                                                         ========      =======

     Non-cash investing and financing activities:
         Minimum pension liability decrease (increases), net of tax                                           383         (453)
         Adjustment of securities available for sale to fair value (decrease) increase, net of taxes     $   (257)         876
                                                                                                         ========      =======

See accompanying notes to consolidated financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
         Notes to Unaudited Condensed Consolidated Financial Statements
                               September 30, 2003

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

(2) Reorganization and second-step conversion

      On June 20, 2002, the Board of Directors of Oswego County Bancorp, Inc., Oswego County MHC, and Oswego County Savings Bank (the Savings Bank) (collectively, "Oswego County") announced the adoption of a Plan of Conversion and Agreement and Plan of Reorganization under terms of which Oswego County would undertake a "second-step" conversion and the Savings Bank would reorganize from the two-tier mutual holding company structure to the stock holding company structure and convert to a national bank. The Company completed the second-step conversion on January 3, 2003. The reorganization of the Savings Bank to a national bank was completed on January 15, 2003. As a result of the second-step conversion, weighted average share and per share amounts have been restated giving retroactive recognition to the second-step conversion exchange ratio of 1.02612. The second-step conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities, and equity.

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

Number of shares utilized                Three months ended September 30,          Nine months ended September 30,
in per share computations                   2003                 2002                 2003                  2002
----------------------------             ----------            ---------            ---------            ---------
For basic earnings per share              2,589,187            2,479,709            2,607,918            2,475,106

Added for: Stock options                     58,776               61,741               58,846               57,330
         Restricted stock                     3,213                4,044                2,667                4,286
                                          ---------            ---------            ---------            ---------

For diluted earnings per share            2,651,176            2,545,494            2,669,431            2,536,722
                                          =========            =========            =========            =========


(4) Other comprehensive (loss) income

The following summarizes the components of other comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2003 and 2002:

                                                                Three months ended September 30,    Nine months ended September 30,
                                                                    2003              2002              2003             2002
                                                                  -------            -----             -----            ------
                                                                                          (in thousands)
Other comprehensive income, before tax:
      Net unrealized holding (loss) gain on securities
        arising during the period                                 $(1,432)             882             (342)             1,461

      Reclassification adjustment for securities
        gains included in net income                                   --               --              (87)                (1)
                                                                  -------             ----             ----             ------

      Net unrealized (losses) gains on securities                  (1,432)             882             (429)             1,460
      Minimum pension liability decrease (increase)                   638             (755)             638               (755)
                                                                  -------             ----             ----             ------

      Other comprehensive (loss) income before tax                   (794)             127              209                705

      Income tax (benefit) expense related to items
                  of other comprehensive income                      (318)              51               83                282
                                                                  -------             ----             ----             ------

                  Other comprehensive income, net of tax          $  (476)              76              126                423
                                                                  =======             ====             ====             ======

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

      The Company accounts for stock options granted under its stock option plan in accordance with the provisions of Accounting Principles board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation expense is recognized only if the exercise price of the options is less than the fair value of the underlying stock at the grant date. SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to recognize the fair value of all stock-based awards on the date of the grant as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of ABP Opinion No. 25 and provide pro forma disclosure of net income and earnings per share as if the fair-value-based method defined in SFAS No. 123 had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 and recognized the cost over the vesting period, the Company's net income and earnings per share for the nine month periods ended September 30, 2003 and 2002 would have been reduced to pro forma amounts indicated below:

                                                            Three months ended September 30,     Nine months ended September 30,

(in thousands, except per share data)                           2003               2002              2003              2002
                                                              -------            -------           -------           -------
Net income
    As reported                                               $   252                278               634               802

Add: Stock based compensation for retricted stock,
     net of tax                                                    12                  6                23                19

Deduct: Total stock-based compensation expense
        determined under fair value based method
        for all awards, net of tax                                 20                  9                37                28
                                                              -------            -------           -------           -------
    Pro forma net income                                      $   244                275               620               793
                                                              =======            =======           =======           =======

Basic earnings per share:
    As reported                                                  0.10               0.11              0.24              0.32
    Pro forma                                                    0.09               0.11              0.24              0.32


Diluted earnings per share:
    As reported                                                  0.10               0.11              0.24              0.32
    Pro forma                                                    0.09               0.11              0.23              0.31

(6) Obligations under guarantees

      The Company does not issue any guarantees that would require liability recognition or disclosures, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Since a portion of these instruments will expire unused, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Outstanding commitments on standby letters of credit at September 30, 2003 and September 30, 2002 were approximately $1.2 million and $1.4 million, respectively.

(7) Subsequent events

      On October 16, 2003 the Board of Directors declared a dividend of four cents per share payable on or about November 20, 2003 to shareholders of record on October 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION - Total assets increased by $12.2 million or 6.3% to $207.1 million at September 30, 2003 from $194.9 million at December 31, 2002. Shareholders' equity increased by $14.0 million during the nine-month period ended September 30, 2003, mainly as a result of net proceeds received from the second-step conversion of $14.2 million, an increase in accumulated other comprehensive income of $126,000, the allocation of ESOP shares of $89,000 and net income of $634,000, which was partially offset by the purchase of $791,000 of treasury stock and dividends paid in the nine-month period of $317,000.

      Total securities increased $20.1 million or 50.7% to $59.8 million at September 30, 2003 compared to $39.7 million at December 31, 2002. The increase in securities resulted from investing a portion of the net proceeds received from the second-step conversion. During the nine-month period of 2003, investments in available for sale municipal securities increased by $2.6 million, mortgage-backed securities increased by $7.1 million and investments in corporate securities decreased by $700,000 and U.S. Government agency obligations increased $2.5 million compared to the nine-month period in 2002. Mortgage-backed securities held to maturity increased $8.4 million during the nine month period ended September 30, 2003. The increase in investments in mortgage backed securities is the result of the Company's continued implementation of an investment strategy to provide future cash flows that can be reinvested in loans as the Bank grows or reinvested in longer term securities as market rates cycle upward.

         The following table presents the composition of the Company's securities portfolio at the dates indicated.

                                                       September 30,      December 31,
                                                           2003              2002
                                                          -------           ------
                                                               (In thousands)
     Securities available for sale (fair value)
U.S. Government agency obligations                        $ 3,323              850
Municipal securities                                       17,929           15,309
Corporate  securities                                       3,782            4,528
Mortgage-backed securities                                 21,967           14,838
Other equity securities                                     4,411            4,157

                                                          -------           ------

                       Total securities                   $51,412           39,682


     Securities held to maturity (amortized cost)
Mortgage-backed securities                                $ 8,369               --

      Total loans increased by $8.1 million or 7.5% to $115.7 million at September 30, 2003 from $107.6 million at December 31, 2002. Commercial mortgages and commercial loans increased $6.9 million, or 19.3%, to $42.5 million at September 30, 2003 from $35.6 million at December 31, 2002. Residential mortgages decreased $894,000 to $61.3 million at September 30, 2003 as compared to $62.2 million at December 31, 2002. The decrease in residential mortgage loans is due to continued loan refinancing of existing portfolio mortgages into primarily fixed rate loans which have been sold in the secondary market. These decreases in the mortgage portfolio were partially offset by the Company's decision to retain $6.0 million of 15 year fixed rate mortgages in the loan portfolio which provided a higher yield than other investment alternatives. Consumer loans increased $2.1 million to $11.9 million at September 30, 2003 compared to $9.8 million at December 31, 2002. The increase in consumer loans is partially the result of the Company's introduction of a new loan product to finance manufactured homes.

      The following table presents the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                  September 30,     December 31,
      Loans                           2003              2002
                                  -------------     ------------
                                            (thousands)
      Residential mortgage
        and home equity             $ 61,288           62,182
      Commercial mortgage             23,663           22,603
      Commercial                      18,827           13,005
      Consumer                        11,878            9,803
                                    --------          -------

                                    $115,656          107,593
                                    ========          =======

      In addition to the previously mentioned loan balances, the Company had $2.0 million of loans held for sale on September 30, 2003. The loans held for sale consisted of fixed rate residential mortgages and are carried at the lower of cost or market value.

      Bridge Street Financial's premises and equipment net of depreciation increase to $6.9 million at September 30, 2003 as compared to $4.8 million at December 31, 2002. The increase in premises and equipment in the result of capital expenditure funding of a new branch that opened in September of 2003 and the purchase of a building which will become a new administrative office for Bridge Street Financial in 2004.

      Bridge Street Financial's deposits increased by $3.7 million or 2.5% to $149.4 million at September 30, 2003 from $145.7 million at December 31, 2002. Savings and money market deposits increased by $3.5 million, demand deposits increased by $3.7 million, and time deposits decreased by $3.5 million. The increase in deposits is the result of customers' continued acceptance of deposit products and the Company's development of a municipal deposit program.

      Bridge Street Financial's borrowings with the Federal Home Loan Bank of New York ("FHLB") increased $10.0 to $23.7 million at September 30, 2003 compared to $13.7 million at December 31, 2002. The increase in borrowing was used to fund asset growth during the nine month period ended September 30, 2003.

      Shareholders' equity increased $14.0 million or 82.8% to $31.0 million during the nine-month period ended September 30, 2003 from $16.9 million at December 31, 2002. The increase in shareholders' equity resulted from net proceeds received from the second-step conversion of $14.2 million, an increase in accumulated other comprehensive income of $126,000, the allocation of ESOP shares of $89,000 and net income of $634,000. The increase in accumulated other comprehensive income was the result of a $383,000 reduction in minimum pension liability, which was partially offset by a $257,000 decrease, net of tax effects, in the fair market value of securities held for sale. These increases were partially offset by the purchase of $791,000 of treasury stock and dividend payments of $317,000.

      At September 30, 2003, nonperforming assets were 0.61% of total assets as compared to 0.49% at December 31, 2002.

      Nonperforming assets                              September 30,       December 31,
      (dollars in thousands)                                2003                2002
                                                        -------------       ------------
      Nonaccrual loans                                     $  999                757
      Restructured commercial mortgage loans                  200                200
                                                           ------             ------
        Nonperforming loans                                 1,199                957

      Other real estate                                        60                  8
                                                           ------             ------

        Nonperforming assets                               $1,259                965
                                                           ======             ======

      Nonperforming assets
         to total assets                                     0.61%              0.49%
      Allowance for loan losses
         to nonperforming loans                             98.83%            124.35%

      While management views the current level of nonperforming assets to be very manageable, future experience may be affected by regional and national economic conditions, underwriting judgments and business and personal factors affecting Bridge Street Financial's customers. Although the allowance for loan losses is maintained at a level that management believes, to the best of its knowledge, is at a level at September 30, 2003, to cover known and inherent losses in the loan portfolio that are both probable and reasonably estimable, similar factors will determine the level of the allowance in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examinations.

Comparison of Operating Results for the Three Months Ended September 30, 2003 and 2002

      Net income was $252,000 in the three months ended September 30, 2003 compared to net income of $278,000 for the three month period ended September 30, 2002. For the three month period ended September 30, 2003 compared to the three month period ended September 30, 2002, net interest income increased $112,000 and noninterest income increased by $383,000. These increases were offset by an increase in noninterest expenses of $500,000 and an increase in the provision for loan losses of $15,000. Return on average equity was 3.25% in the three month period of 2003 compared to 6.57% in the three month period ended September 30, 2002. Return on average assets was 0.49% for the three month period ended September 30, 2003 compared to 0.63% in the same period of 2002.

Net Interest Income

      Net interest income increased $112,000 to $1.6 million in the three month period ended September 30, 2003 from $1.5 million in the three months ended September 30, 2002. The increase in net interest income during the three month period was the result of interest expense decreasing more significantly than interest income. Interest income decreased $116,000 and interest expense decreased $228,000. Bridge Street Financial's net interest rate margin on a tax equivalent basis of 3.95% for the three months of 2003 decreased 13 basis points from the three month period of 2002. The decrease in net interest rate margin on a tax equivalent basis was due to lower rates on interest earning assets, which were partially offset by lower rates on deposits and borrowings. The lower rates on interest earning assets are partially the result of the Company's asset/liability management strategy to invest the second-step conversion proceeds in short and mid-term investments, which will provide available funds for future investment in higher yielding assets as the Company grows the loan portfolio and interest rates move from historical low points in the interest rate cycle to higher levels. For the three month period ended September 30, 2003, net interest income on a tax equivalent basis increased $104,000 from increases in volume of interest earning assets and interest earning liabilities and increased $26,000 from changes in interest rates.

Interest Income

      Interest income decreased $116,000 to $2.4 million for the three month period ended September 30, 2003 as compared to $2.5 for the same period in 2002. The decrease in interest income is due to lower rates being earned on interest earning assets in 2003 compared to 2002. Interest income on a tax equivalent basis decreased by $98,000, or 3.8%, to $2.5 million in the three month period ended September 30, 2003. The decrease in interest income resulted from a $146,000 decrease in interest income on loans, which was partially offset by a $44,000 increase in securities income, and a $4,000 increase in interest income from federal funds sold and other short-term investments. The decrease in loan interest income was the result of a 57 basis point reduction in the average yield on loans to 6.27% in 2003 from 6.84% in 2002, which was partially offset by a $984,000 increase in the balances of average loans. The increase in investment income resulted from an increase of $12.4 million in average securities in 2003 compared to the same period in 2002, which was partially offset by a reduction in average yield on securities of 106 basis points.

Interest Expense

      Interest expense decreased by $228,000 to $739,000 for the three month period ended September 30, 2003 compared to $967,000 for the three months ended September 30, 2002. The decrease in interest expense resulted from lower rates paid on deposits, which was partially offset by higher average balances of deposits and borrowings. Average deposit balances increased $4.9 million or 4.1% compared to 2002, and average borrowings increased $5.4 million compared to 2002.

       AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

                                                        For the three months ended                  For the three months ended
                                                            September 30, 2003                          September 30, 2002
                                                    ------------------------------------       -----------------------------------
                                                     Average                   Average          Average                  Average
                                                     Balance     Interest    Yield/Rates        Balance     Interest   Yield/Rates
                                                    ---------    ---------   -----------       ---------    ---------  -----------
Interest earnings assets:
Loan, gross (1)                                     $ 114,014    $   1,802      6.27%          $ 113,030    $   1,948      6.84%
Securities, at amortized cost (2)                      54,082          675      4.95%             41,641          631      6.01%
Federal funds sold and other                            8,277           20      0.96%              3,601           16      1.76%
                                                    ---------    ---------                     ---------    ---------

             Total interest earning assets            176,373        2,497      5.61%            158,272        2,595      6.50%

Noninterest earning assets                             27,816                                     17,757
                                                    ---------                                  ---------

             Total assets                             204,189                                    176,029
                                                    =========                                  =========

Interest bearing liabilities;
Savings, NOW, money market (3)                         73,384          131      0.71%             69,316          292      1.67%
Time deposits                                          52,747          368      2.77%             51,903          469      3.58%
Borrowings                                             19,412          240      4.91%             14,006          206      5.84%
                                                    ---------    ---------                     ---------    ---------

             Total interest bearing liabilities       145,543          739      2.01%            135,225          967      2.84%

Noninterest bearing deposits                           25,545                                     21,919
Other noninterest liabilities                           2,349                                      2,094
                                                    ---------                                  ---------

             Total liabilities                        173,437                                    159,238
Shareholders' equity                                   30,752                                     16,791
                                                    ---------                                  ---------

             Total liabilities and equity             204,189                                    176,029
                                                    =========                                  =========

Excess of earnings assets over interest
             bearing liabilities                       30,830                                     23,047
                                                    =========                                  =========

Net interest income                                                  1,758                                      1,628
                                                                 ---------                                  ---------

Tax equivalent adjustment on securities                               (143)                                      (125)
                                                                 ---------                                  ---------
Net interest income per consolidated
financial statements                                                 1,615                                      1,503
                                                                 =========                                  =========

Net interest rate spread                                                        3.60%                                      3.67%
Net interest rate margin (4)                                                    3.95%                                      4.08%
Average interest-earning assets to average
interest-bearing liabilities                                                  121.18%                                    117.04%

-------------
(1)   Includes nonaccruing loans.

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

Provision for Loan Losses

      The allowance for loan losses increased $60,000 during the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The increase reflects provisions, charge-offs and recoveries. The provision for loan losses was $90,000 in the three month period ended September 30, 2003 compared to $75,000 in the same period of 2002. Charge-offs during the three month period ending September 30, 2003 were $37,000 as compared to $18,000 in the same period in 2002. The increase in charge-offs is the result of loan customers on various commercial and consumer loans being delinquent with future payment doubtful. Bridge Street Financial's allowance model reflected increased provision requirements, particularly in the commercial and commercial mortgage and consumer loan portfolios, which generally expose Bridge Street Financial to greater risk of loss than loans secured by residential real estate. Such requirements for provisions are based on management's assessment of inherent losses in these portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends. The allowance for loan losses as a percentage of ending loans was 1.02% at September 30, 2003 as compared to 1.10% at September 30, 2002.

Noninterest Income

      Noninterest income increased $383,000 to $1.0 million for the three month period ended September 30, 2003 compared to $666,000 for the same period in 2002. For the three month period ended September 30, 2003, the increase in noninterest income was due primarily to a $248,000 increase in gain on sale of loans, an increase in other income of $128,000 and an increase in the value of bank-owned life insurance of $8,000. The increase in other income was primarily the result of a $104,000 increase in the value of assets funding the director's deferred compensation plan.

Noninterest Expense

     Noninterest expense increased during the three month period ended September 30, 2003 by $500,000 or 28.1% compared to the three month period ended September 30, 2002. The increase is primarily the result of increased expenses associated with a new branch in Brewerton that opened in September 2003, professional service fees incurred to establish a Stock Option Plan and Recognition and Retention Plan, salaries and employee benefit costs, occupancy and equipment, data processing and professional fees. For the three month period ended September 30, 2003, salaries and employee benefits expenses increased $156,000, occupancy and equipment expenses increased $20,000, professional fees increased $51,000 and data processing costs increased $41,000. The increased employee costs are primarily due to increased pension and healthcare costs. Additionally, other expenses increased $199,000 during the three month period ended September 30, 2003 compared to 2002. The increase in other costs is primarily the result of $104,000 increased expense recorded as a direct offset to the above mentioned increase in assets funding directors deferred compensation, along with increased insurance and collection costs.

Income Taxes

     Income tax expense for the three month period ended September 30, 2003 was $45,000 as compared to $39,000 for the same period in 2002. The increase in income tax expense was due to an increase in the projected effective tax rate for the three months ended September 30, 2003 as compared to the same period in 2002. The income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance. The Company's effective income tax rate is based on the projected effective income tax rate for the twelve month period ended December 31, 2003.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and 2002

      Net income was $634,000 for the nine months ended September 30, 2003 compared to net income of $802,000 for the nine month period ended September 30, 2002. For the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002, net interest income increased $207,000 and noninterest income increased by $735,000. These increases were offset by an increase in noninterest expenses of $1.1 million and an increase in the provision for loan losses of $53,000. Return on average equity was 2.73% in the nine month period of 2003 compared to 6.56% in the nine month period ended September 30, 2002. Return on average assets was 0.43% for the nine month period ended September 30, 2003 compared to 0.63% in the same period of 2002.

Net Interest Income

      Net interest income on an as reported basis increased $207,000 to $4.7 million in the nine month period ended September 30, 2003 from $4.5 million in the nine months ended September 30, 2002. The increase in net interest income during the nine month period was the result of interest expense decreasing more significantly than interest income. Interest income decreased $434,000 and interest expense decreased $641,000. Net interest income on a tax equivalent basis increased $274,000 for the nine month period ended September 30, 2003 as compared to the same period in 2002. Bridge Street Financial's net interest rate margin on a tax equivalent basis of 3.85% for the nine months of 2003 decreased 37 basis points from the nine month period of 2002. The decrease in net interest rate margin during the nine month period of 2003 is primarily due to the decrease in interest rates. For the nine month period ended September 30, 2003, net interest income on a tax equivalent basis increased $199,000 from increases in volume of interest earning assets and interest earning liabilities and increased $75,000 from changes in interest rates.

Interest Income

      Interest income decreased $434,000 to $6.9 million for the nine month period ended September 30, 2003 compared to $7.4 million for the nine months ended September 30, 2002. Interest income on a tax equivalent basis decreased by $367,000, or 4.8%, to $7.4 million in the nine month period ended September 30, 2003. The decrease in interest income resulted from a $461,000 decrease in interest income on loans, which was partially offset by a $91,000 increase in interest income from federal funds sold and other short-term investments and a $3,000 increase in interest income on securities. The increase in interest income from federal funds and other short-term investments was the result of an $11.4 million increase in the average balances of federal funds sold and other short-term investments. The decrease in interest income on loans was the result of a 75 basis point reduction in the average yield on loans to 6.34% in 2003 from 7.09% in 2002, which was partially offset by a $3.2 million increase in the average balance of loans. The increase in interest on securities income was the result of a $9.5 million increase in average balances of securities, which was partially offset by 115 basis point reduction in yield on securities.

Interest Expense

      Interest expense decreased by $641,000 to $2.3 million for the nine month period ended September 30, 2003 compared to $2.9 million for the nine months ended September 30, 2002. The decrease in interest expense resulted from lower rates paid on deposits, which was partially offset by higher average balances of deposits and borrowings. Average interest-bearing deposit balances increased $10.3 million or 9.0% compared to 2002 and average borrowings increased $504,000 compared to 2002.

       AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

                                         For the nine months ended September 30, 2003   For the nine months ended September 30, 2002
                                         --------------------------------------------   ------------------------------------------
                                               Average                  Average               Average                  Average
                                               Balance     Interest   Yield/Rates             Balance    Interest    Yield/Rates
                                              ---------   ---------   -----------            ---------   ---------   -----------
Interest earnings assets:
Loan, gross (1)                               $ 112,999   $   5,362      6.34%               $ 109,822   $   5,823      7.09%
Securities, at amortized cost (2)                50,294       1,883      5.01%                  40,799       1,880      6.16%
Federal funds sold and other                     12,890         110      1.14%                   1,452          19      1.75%
                                              ---------   ---------                          ---------   ---------

          Total interest earning assets         176,183       7,355      5.58%                 152,073       7,722      6.79%

Noninterest earning assets                       22,398                                         17,776
                                              ---------                                      ---------

          Total assets                          198,581                                        169,849
                                              =========                                      =========

Interest bearing liabilities;
Savings, NOW, money market (3)                   71,579         421      0.79%                  67,183         924      1.84%
Time deposits                                    53,973       1,219      3.02%                  48,029       1,373      3.82%
Borrowings                                       15,625         641      5.48%                  15,121         625      5.53%
                                              ---------   ---------                          ---------   ---------

          Total interest bearing
          liabilities                           141,177       2,281      2.16%                 130,333       2,922      3.00%

Noninterest bearing deposits                     24,032                                         21,077
Other noninterest liabilities                     2,324                                          2,099
                                              ---------                                      ---------

          Total liabilities                     167,533                                        153,509
Shareholders' equity                             31,048                                         16,340
                                              ---------                                      ---------

          Total liabilities and equity          198,581                                        169,849
                                              =========                                      =========

Excess of earnings assets over interest
          bearing liabilities                    35,006                                         21,740
                                              =========                                      =========

Net interest income                                           5,074                                          4,800
                                                          ---------                                      ---------

Tax equivalent adjustment on securities                        (409)                                          (342)
                                                          ---------                                      ---------
Net interest income per consolidated
financial statements                                          4,665                                          4,458
                                                          =========                                      =========

Net interest rate spread                                                 3.42%                                          3.79%
Net interest rate margin (4)                                             3.85%                                          4.22%
Average interest-earning assets to average
interest-bearing liabilities                                           124.80%                                        116.68%

-------------
(1)   Includes nonaccruing loans.

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

Provision for Loan Losses

      The allowance for loan losses decreased $5,000 during the nine months ended September 30, 2003 compared to a $152,000 increase for the nine months ended September 30, 2002. This $157,000 difference reflects provisions, charge-offs and recoveries. The provision for loan losses was $270,000 in the nine month period ended September 30, 2003 compared to $217,000 in the same period of 2002. Charge-offs during the nine month period ending September 30, 2003 were $292,000 as compared to $89,000 in the same period in 2002. The increase in charge-offs is the result of loan customers on various commercial and consumer loans being delinquent with future payment doubtful. Bridge Street Financial's allowance model reflected increased provision requirements, particularly in the commercial and commercial mortgage, and consumer loan portfolios, which generally expose Bridge Street Financial to greater risk of loss than loans secured by residential real estate. Such requirements for provisions are based on management's assessment of inherent losses in these portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends. Additional information regarding the allowance for loan losses is provided in the table that follows:

                                                    Nine months ended September 30,
Allowance for loan losses                               2003               2002
                                                      -------             ------
                                                              (thousands)
Balance, beginning of period                          $ 1,190                932
   Provision for loan losses                              270                217
   Charge-offs                                           (292)               (89)
   Recoveries                                              17                 24
                                                      -------             ------

Balance, end of quarter                               $ 1,185              1,084
                                                      =======             ======

Net charge-offs (annualized) to average loans            0.35%              0.08%
Allowance to ending loans                                1.02%              0.96%

Noninterest Income

     Noninterest income increased $735,000 to $2.7 million for the nine month period ended September 30, 2003 compared to $2.0 million in the nine month period ended September 30, 2002. The increase in noninterest income is due, in part, to Bridge Street Financial's continued efforts to increase revenues from noninterest sources. For the nine month period ended September 30, 2003, the increase in noninterest income was the result of a $119,000 increase in service charges on deposit accounts, a $86,000 increase in income from gains on securities transactions, a $334,000 increase in gain on loans sold and a $187,000 increase in other income. The increase in other income was primarily the result of a $106,000 increase in the value of assets funding director's deferred compensation plan and an increase in other loan income.

Noninterest Expense

      Noninterest expense increased during the nine month period ended September 30, 2003 by $1.1 million or 20.5% compared to the nine month period ended September 30, 2002. The increase is primarily the result of increased expenses for salaries and employee benefit costs for healthcare and pension, occupancy and equipment, data processing and professional fees. For the nine month period ended September 30, 2003, salaries and employee benefits expenses increased $428,000, occupancy and equipment expenses increased $136,000, professional fees increased $135,000, data processing increased $57,000 and marketing and advertising increased $31,000. The increase in employee benefit costs is primarily due to increased pension and healthcare costs. Additionally, other expenses increased $240,000 and director fees increased $36,000. The increase in other costs is primarily the result of $106,000 increased expense recorded as a direct offset to the above mentioned increase in assets funding directors deferred compensation, along with increased insurance and collection costs.

Income Taxes

      Income tax expense for the nine month period ended September 30, 2003 was $86,000 as compared to $114,000 in 2002. The decrease in income tax expense was due to a $196,000 reduction in income before income tax expense and due to the tax benefit received as a result of a greater proportion of tax exempt income being derived from municipal securities and bank-owned life insurance. The effective income tax rate of 11.9% for the nine months ended September 30, 2003 is based on the projected effective income tax rate for the twelve month period ended December 31, 2003. The income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance.

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

      Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. Such products frequently have short terms (five years or less) or interest rates that adjust at least every five years. funds are utilized to meet ongoing commitments to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of investment securities. At September 30, 2003, the Company had outstanding commitments to originate loans of approximately $7.0 million and unused letters of credit of approximately $1.2 million. At September 30, 2003, the Company also had certificates of deposit scheduled to mature in one year or less totaling $35.2 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. It is anticipated that the Company will continue to have sufficient deposit funds and available borrowings to meet its current commitments.

      At September 30, 2003, the Company had total borrowings from the Federal Home Loan Bank of New York (FHLB-NY) of $23.7 million. Also available to the Company are overnight and one-month borrowing facilities with the FHLB-NY, each in the amount of $8.7 million, an overnight credit plus line of $8.0 million with the FHLB-NY and a $5.0 million overnight line of credit with a commercial bank.

      The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking regulators. Failure to meet minimum capital requirements could result in certain mandatory and discretionary responses by regulators that could have a material effect on the Company's financial condition and results of operations. In addition, the ability of the Company and the Bank to pay dividends is subject to regulations administered by the banking agencies. At September 30, 2003, the Company and the Bank exceeded minimum capital requirements of the agencies and also exceeded levels established for banking organizations considered well capitalized by the regulators.

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

PART II - OTHER INFORMATION

          Item 1    LEGAL PROCEEDINGS
                         None

          Item 2    CHANGES IN SECURITIES AND USE OF PROCEEDS
                         None

          Item 3    DEFAULTS UPON SENIOR SECURITIES
                         None

          Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                         None

          Item 5    OTHER INFORMATION

                         None


          Item 6    EXHIBITS AND REPORTS ON FORM 8-K

                    (a) Exhibits

                        31.1 Statement Furnished Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                        32.1 Statement Furnished Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     (b) Reports on Form 8-K

                         On October 23, 2003, the Company filed an 8-K Report regarding announced earnings for the third quarter of the 2003 fiscal year under Item 12.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Bridge Street Financial, Inc.


Date:  November 13, 2003               By:  /s/ Gregory J. Kreis
                                           -------------------------------------
                                           Gregory J. Kreis
                                           President and Chief Executive Officer



Date:  November 13, 2003               By:  /s/ Eugene R. Sunderhaft
                                           -------------------------------------
                                           Eugene R. Sunderhaft
                                           Senior Vice President and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)