Form 10KSB
period 2003-12-31
BRIDGE STREET FINANCIAL INC
filed 2004-03-30
CIK 1182555

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

For the fiscal year ended December 31, 2003

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

Check if there is no disclosure of delinquent files pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of March 22, 2004, the registrant had 2,672,930 shares of common stock, $.01 par value, issued and outstanding.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 2004, was $37,321,051. This figure was based on the closing price as of March 21, 2003 on The Nasdaq Stock Market for a share of the registrant's common stock, which was $15.70 on March 22, 2004.



Transitional Small Business Disclosure Format (check one):  Yes___     No _X__

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the Annual Report to Stockholders for the year ended December 31, 2003 are incorporated by reference into Parts I and II of this Form 10-KSB.

         Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.




                                              BRIDGE STREET FINANCIAL, INC.
                                               ANNUAL REPORT ON FORM 10-KSB
                                                FOR THE FISCAL YEAR ENDED
                                                    DECEMBER 31, 2003

                                                    TABLE OF CONTENTS

       ITEM                                                PART I                                              PAGE
     1            BUSINESS                                                                                         1
     2            PROPERTIES                                                                                      35
     3            LEGAL PROCEEDINGS                                                                               36

                                                          PART II

     4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                             36
     5            MARKET FOR  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                       36
     6            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS           37
     7            FINANCIAL STATEMENTS                                                                            37
     8            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE            38
     8A           CONTROLS AND PROCEDURES                                                                         38

                                                          PART III

     9            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                              38
     10           EXECUTIVE COMPENSATION                                                                          38
     11           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER          39
                  MATTERS
     12           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                  39

     13           EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K                                 39

     14           PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                          40

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

         Bridge Street Financial was formed to facilitate the reorganization of Oswego County MHC, Oswego County Bancorp, Inc. and Oswego County Savings Bank from the two-tier mutual holding company form to the stock holding company form of organization. The "second step conversion" was completed on January 3, 2003. Bridge Street Financial issued 1,510,733 shares of common stock in a subscription offering at a price of $10.00 per share and issued 1,315,977 shares of common stock in exchange for the stock held by the stockholders of Oswego County Bancorp, Inc., the mid-tier holding company, based on a 1.02612 exchange ratio for each share of Oswego County Bancorp, Inc. common stock.

         As a result of the second step conversion, Bridge Street Financial became the holding company for Oswego County Savings Bank, which converted to a national bank on January 15, 2003. Oswego County MHC and Oswego County Bancorp, Inc. no longer exist following the second step conversion and stockholders of Oswego County Bancorp, Inc. became stockholders of Bridge Street Financial, based upon the exchange ratio. All per share data and information prior to January 3, 2003 refers to Oswego County Bancorp, Inc. and has been restated to reflect the effect of the increased shares resulting from the share issuance and exchange resulting from the second step conversion. Prior to the second step conversion, the common stock of Oswego County Bancorp, Inc. traded under to symbol "OCSB.OB."

         Oswego County National Bank conducts operations mainly through its headquarters office in Oswego, New York and seven additional branch offices in Oswego and Onondaga counties. The majority of loans and deposits held by Oswego County National Bank are generated within Oswego and Onondaga counties, a region consisting of a mixture of urban, suburban and rural areas and which includes the cities of Oswego, Fulton and Syracuse.

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

         o followed more stringent underwriting policies and procedures, which has resulted in improved asset quality; and

         o opened three new branches in the Syracuse market and acquired one new branch in the Oswego market.

         The benefits of our strategy include an improvement in net income, decrease in non-performing assets and greater sources of income while continuing to focus on serving the needs of our customers in Oswego and Onondaga counties.

         Our business strategy, as discussed above, includes the diversification of our banking products through the origination of commercial and consumer loans. In addition to increasing our loan products for our commercial customers, we are also continuing to diversify our deposit services for our commercial customers. Additionally, during 2003 we developed deposit and loan products to service municipal customers. This strategy is consistent with management's decision to convert to a national bank so as to operate as a commercial bank. Our president and chief executive officer, Gregory J. Kreis, who joined Oswego County National Bank in January, 1997, has previous experience in operating a national bank in Vermont. Mr. Kreis and his management team continue to implement our operating strategy.

SELECTED FINANCIAL DATA

         The summary information presented below at or for each of the five years in the period ended December 31, 2003 is derived in part from and should be read in conjunction with the consolidated financial statements of Bridge Street Financial and the notes thereto presented elsewhere in the report.


                                                                  AT DECEMBER 31,
                                      ---------------------------------------------------------------------
                                         2003          2002           2001           2000           1999
                                         ----          ----           ----           ----           ----
SELECTED FINANCIAL CONDITION
DATA:
    Total assets....................  $ 210,652     $ 194,923     $ 162,985       $ 136,460      $ 122,849
    Cash and due from banks.........     15,272        32,827         6,478           7,119          6,450
    Securities available for sale...     50,270        39,682        41,160          19,859         20,834
    Securities held to maturity.....      8,079             -             -          13,308         16,307
    Loans, net......................    117,584       106,403       103,917          85,960         72,029
    Deposits........................    151,652       145,684       129,183          105,887       100,118
    Borrowings......................     23,250        13,700        14,874          12,200          5,900
    Stockholders' equity............     31,288        16,936        15,817          14,732         14,219


                                                     AT OR FOR THE YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------
                                       2003          2002           2001           2000           1999
                                       ----          ----           ----           ----           ----

SELECTED OPERATING DATA:
    Total interest income..........   $ 9,344      $ 9,752        $10,011        $ 9,150        $ 7,753
    Total interest expense.........     3,017        3,820          4,700          4,150          3,148
                                      -------      -------        -------        -------        -------
    Net interest income............     6,327        5,932          5,311          5,000          4,605
    Provision for loan losses......       445          412            144            169            120
                                      -------      -------        -------        -------        -------
    Net interest income after
       provision for loan losses...     5,882        5,520          5,167          4,831          4,485
    Total noninterest income.......     3,524        2,810          2,005          1,338            585
    Total noninterest expense......     8,509        7,068          5,750          5,310          4,864
                                      -------      -------        -------        -------        -------
    Income before income taxes.....       897        1,262          1,422            859            206
    Income tax expense.............        66          177            297            244             37
                                      -------      -------        -------        -------        -------
       Net income..................   $   831      $ 1,085        $ 1,125        $   615        $   169
                                      =======      =======        =======        =======        =======

PER SHARE DATA:
    Basic income (loss) per
       share(1)....................   $   .32      $   .43        $   .45        $   .24        $  (.06)
    Diluted income (loss) per
       share(1)....................       .31          .42            .44            .23           (.06)
    Cash dividends per share.......   $   .16      $   .19        $   .10        $   .03        $     -
    Dividend payout ratio(2).......        50%          44%            22%            13%             -
    Book value per share...........   $ 12.14      $   6.63       $  6.24        $  5.86        $  5.35




(1)      1999 includes the period after conversion to stock form.

(2) Dividend payout ratio is calculated by dividing the cash dividend per share by basic income per share.


                                                       AT OR FOR THE YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------
                                           2003          2002           2001          2000          1999
                                           ----          ----           ----          ----          ----
SELECTED FINANCIAL RATIOS AND
OTHER DATA (1):
   PERFORMANCE RATIOS:
     Return on average assets...........     0.41%         0.63%          0.75%         0.47%         0.15%
     Return on average equity...........     2.67          6.57           7.33          4.29          1.27
     Average equity to average assets...    15.47          9.56          10.20         11.00         11.66
     Equity to assets at end of
     period.............................    14.86          8.69           9.70         10.80         11.57
     Average interest rate spread.......     3.40          3.72           3.55          3.66          3.78
     Net interest margin(2).............     3.83          4.13           4.11          4.31          4.41
     Average interest earning assets
     to average interest bearing
     liabilities........................   125.67        116.63         116.23        118.30        121.19
     Total noninterest expense to
     average assets.....................     4.23          4.09           3.82          4.07          4.25
      Efficiency ratio(3)...............    82.93         77.82          76.54         82.44         92.58
   REGULATORY CAPITAL RATIOS:
     Tangible capital...................     15.2           9.5           10.2          11.3          12.9
     Core capital.......................     24.0          13.6           14.8          15.0          15.3
     Risk-based capital.................     24.9          14.6           15.7          16.1          16.4
   ASSET QUALITY RATIOS:
     Nonperforming loans as a percent
       of total loans...................     0.71          0.89           0.93          1.50          1.80
     Nonperforming assets as a
       percent of total assets..........     0.46          0.49           0.60          1.08          1.28
     Allowance for loan losses as a
       percent of total loans...........     1.00          1.11           0.89          1.29          1.46
     Allowance for loan losses as
       percent of nonperforming assets..   140.00%       124.35%         95.69%        76.36%        68.13%
   NUMBER OF:
        Banking offices.................        8             7              6             5             5
        Full-time equivalent employees..       86            75             67            52            51

----------------------------
(1) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.
(2) Net interest margin represents net interest income as a percentage of average interest earning assets.
(3) The efficiency ratio represents the ratio of operating expenses divided by the sum of tax equivalent net interest income and noninterest income less gains and losses on sale of securities.


MARKET AREA

         Oswego County National Bank conducts operations mainly through headquarters in Oswego, New York and seven additional branch offices, including new branches which opened in Onondaga County in May 2002 and September 2003. The majority of loans and deposits held by Oswego County National Bank are generated within Oswego and Onondaga counties, a region consisting of a mixture of urban, suburban and rural areas and which includes the cities of Oswego, Fulton and Syracuse.

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

         Unemployment in Onondaga County, however, has been lower than the national average at 5.0% compared to 5.6% nationally for December 2003. Median household income and the total number of households in Onondoga County have increased 2.7% and 0.1% respectively from 1990 to 2001 and 2.2% and 0.7% in Oswego County. While Oswego County's median household income has increased, it is lower than the national average.

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

         We held approximately 15% of the market share in deposits as of June 30, 2003 in Oswego County, New York. We were the fourth largest market share of deposits in Oswego County.

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

LENDING ACTIVITIES

         GENERAL. At December 31, 2003, our total loans amounted to $118.8 million. Net of the $1.2 million allowance for loan losses, loans were $117.6 million at December 31, 2003 representing 55.8% of total assets. Oswego County National Bank offers the following types of loans:

         o        one-to four-family residential mortgages;

         o        home equity loans;

         o        commercial mortgages;

         o        commercial loans; and

         o        consumer loans.

         At December 31, 2003, $60.7 million or 51.1% of total loans consisted of residential mortgage and home equity loans. Commercial mortgage loans totaled $25.5 million on that date, representing 21.5% of total loans. Commercial loans totaled $19.7 million or 16.6% of total loans and consumer loans totaled $12.9 million or 10.8% of total loans at December 31, 2002. Our strategy is to diversify our banking products with an emphasis on increasing our commercial loans, commercial mortgages and consumer loans.

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

         A national bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2003, our in-house policy limits on loans to one borrower was $1.5 million.

         LOAN PORTFOLIO. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

                                                         AT DECEMBER 31,
                                  ----------------------------------------------------------------
                                          2003                2002                    2001
                                          ----                ----                    ----
                                   AMOUNT      %       AMOUNT        %          AMOUNT       %
                                   ------    ------    ------      ------       ------     ------
                                                     (DOLLARS IN THOUSANDS)
Residential mortgages and
    home equity loans.........  $ 60,744     51.15%   $ 62,182     57.79%    $ 67,004      63.91%
Commercial mortgages..........    25,478     21.45      22,603     21.01       15,626      14.90
Commercial loans..............    19,695     16.58      13,005     12.09       13,690      13.06
Consumer loans................    12,850     10.82       9,803      9.11        8,529       8.13
                                 -------    ------     -------    ------      -------     ------
   Total loans................   118,767    100.00%    107,593    100.00%     104,849     100.00%
                                            ======                ======                  ======
   Allowance for loan losses..    (1,183)               (1,190)                  (932)
                                 -------               -------                -------
        Net loans.............  $117,584              $106,403               $103,917
                                ========              ========               ========


                                                   AT DECEMBER 31,
                                     -------------------------------------------
                                             2000                  1999
                                     --------------------   --------------------
                                       AMOUNT       %        AMOUNT         %
                                     ---------   --------   ---------   --------
                                                (DOLLARS IN THOUSANDS)
Residential mortgages and home
    equity loans....................  $63,979     73.47%     $55,594      76.05%
Commercial mortgages................   10,762     12.36        7,857      10.75
Commercial loans....................    7,651      8.79        5,903       8.08
Consumer loans......................    4,689      5.38        3,744       5.12
                                      -------    ------      -------     ------
      Total loans...................   87,081    100.00%      73,098     100.00%
                                                 ======                  ======
      Allowance for loan losses.....   (1,121)                (1,069)
                                      -------                -------
      Net loans.....................  $85,960                $72,029
                                      =======                =======


         LOAN MATURITY AND REPRICING. The following tables show the repricing dates or contractual maturity dates as of December 31, 2003. The tables do not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less.

                                                       DECEMBER 31, 2003
                               -----------------------------------------------------------------
                                 RESIDENTIAL
                                 MORTGAGES AND     COMMERCIAL   COMMERCIAL  CONSUMER
                               HOME EQUITY LOANS    MORTGAGES     LOANS       LOANS      TOTALS
                               -----------------   ----------   ----------  ---------   --------
                                                        (IN THOUSANDS)
AMOUNTS DUE:
Within one year..............       $ 6,627          $     2     $ 9,248    $ 4,542     $ 20,419

After one year:
  One to three years.........           636               51       2,564      1,780        5,031
  Three to five years........         1,557              474       3,724      2,570        8,325
  Five to fifteen years......        24,653           12,800       4,159      2,497       44,109
  Over fifteen years.........        27,271           12,151           -      1,461       40,883
                                    -------          -------     -------    -------     --------
Total due after one year.....        54,117           25,476      10,447      8,308       98,348
                                    -------          -------     -------    -------     --------
TOTAL AMOUNT DUE:                   $60,744          $25,478     $19,695    $12,850     $118,767
                                    =======          =======     =======    =======     ========

         The following tables present, as of December 31, 2003, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2004 and whether such loans have fixed interest rates or adjustable interest rates.


                                           DUE AFTER DECEMBER 31, 2004
                                    --------------------------------------------
                                      FIXED          ADJUSTABLE         TOTAL
                                    ----------    ----------------    ----------
                                                   (IN THOUSANDS)
Residential mortgages and
  home equity loans..............   $ 14,159            $39,958         $54,117
Commercial mortgages.............     -                  25,476          25,476
Commercial loans.................      6,044              4,403          10,447
Consumer loans...................      8,308                  -           8,308
                                    --------            -------         -------
  Total loans....................   $ 28,511            $69,837         $98,348
                                    ========            =======         =======


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

         The following table shows total loans originated and repaid during the periods indicated.

                                           FOR THE YEARS ENDED DECEMBER 31,
                                       -----------------------------------------
                                          2003          2002             2001
                                       ----------   -------------   ------------
                                                   (IN THOUSANDS)
LOANS:
  Balance outstanding at beginning
    of period.......................   $107,593      $104,849         $ 87,081

LOAN ORIGINATIONS:
  Residential mortgages and home
    equity loans....................     76,099        49,572           28,547
  Commercial mortgages..............      9,297        10,725            3,867
  Commercial loans..................      9,725         7,814            9,545
  Consumer loans....................      7,737         4,884            6,059
                                        -------        ------           ------
      Total loans originated........    102,858        72,995           48,018
                                        -------        ------           ------

COMMERCIAL LOANS PURCHASED..........          -             -            5,100

LOAN PRINCIPAL REDUCTIONS:
  Loans sold........................     58,934        36,552           13,519
  Payments received on loans........     31,385        31,948           21,333
  Loans held for sale...............        722         1,555                -
  Loans charged off or transferred
    to other real estate............        643           196              498
                                        -------        ------           ------
    Total deductions................     91,684        70,251           35,350
                                        -------        ------           ------

    Ending balance..................   $118,767      $107,593         $104,849
                                       ========      ========         ========

RESIDENTIAL LENDING

         RESIDENTIAL MORTGAGES. Historically, we have concentrated our lending activities on the origination of loans secured primarily by first mortgage liens on existing one-to four-family residences and home equity loans secured by second mortgages on one-to four-family residences. At December 31, 2003, $60.7 million or 51.1% of total loans consisted of such loans.

         From the early 1980s until early 1998, we originated primarily adjustable-rate residential mortgage loans in order to manage its interest-rate risk. However, in February 1998, we commenced the origination of long-term, fixed-rate one-to four-family residential mortgage loans in order to provide a full range of products to its customers, but only under terms, conditions and documentation which conform to standards which permit their resale in the secondary market. Our fixed-rate loans range from terms of 15, 20, or 30 years. Since September 2001, we have sold the majority of fixed-rate loans originated in the secondary market with all servicing retained. Loans serviced for others at December 31, 2003 totaled $93.8 million. For the year ended December 31, 2003, we sold 77.4% of residential mortgage loans originated. All residential mortgage loans sold in the secondary market are sold to Freddie Mac. Loans sold under Freddie Mac guidelines are sold with no right of recourse.

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

         Oswego County National Bank has not engaged in the practice of establishing a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Approximately $46.6 million or 76.7% of the permanent residential mortgage loans in the loan portfolio at December 31, 2003 had adjustable interest rates.

         The demand for adjustable-rate loans in Oswego County National Bank's primary market area has been a function of several factors, including the level of interest rates, the expectations for changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. Through mid-1999, interest rate levels were conducive to originations of our fixed rate residential mortgages. As interest rates continued to rise in the latter part of 1999 and in 2000, borrowers have preferred adjustable rate loans and originations of such loans continued to increase during 2000. During 2003,2002 and 2001, mortgage rates declined and as a result of the lower rate environment, borrowers' preference shifted to fixed-rate loans.

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

         Home equity loans are typically originated for up to 90% of the appraised value, less the amount of any existing prior liens on the property. Oswego County National Bank secures home equity loans with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage. There is a maximum term of ten years on fixed-rate and 15 years on adjustable-rate home equity loans. At December 31, 2003, home equity loans totaled $367,000 or 0.3% of total loans.

         Oswego County National Bank also offers home equity lines of credit in amounts of up to 80% of the appraised value, or 90% if Oswego County National Bank already has a first lien on the property, less the amount of existing prior liens. At December 31, 2003, home equity lines of credit totaled $6.6 million or 5.6% of total loans.

COMMERCIAL LENDING

         GENERAL. We view our new emphasis on commercial lending as a natural outgrowth of traditional community banking services. Since 1998, we have made a major commitment to commercial lending (involving commercial loans and commercial mortgages) as a means to increase the yield on its loan portfolio and attract lower cost transaction deposit accounts. Oswego County National Bank has worked to develop a niche of making commercial loans to the small and medium sized companies in a wide variety of industries located in Oswego and Onondaga counties and, to a lesser extent, Jefferson, Cayuga and Oneida counties. In particular, Oswego County National Bank has expanded its lending to the business community located in Onondaga County which comprises a growing sector of its market area. Because of this strategy to expand our business banking on both the lending and deposit side, we believe that our conversion to a national bank will be beneficial for implementation of our business plan. Oswego County National Bank offers these businesses a variety of traditional loan products and commercial services administered by Oswego County National Bank's commercial sales department which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the refinancing of existing corporate debt. Oswego County National Bank also offers a variety of deposit products to serve the needs of its commercial customers. In addition, in 2002, to better serve the banking needs of its commercial customers, Oswego County National Bank recently opened a new branch in Liverpool, Onondaga County that offers 24-hour access to a business banking suite to make deposits and/or obtain coin and currency, providing commercial customers with 24-hour convenience to make deposits to their accounts and get rolled coin for opening the next morning.

         Since 1998, we have staffed our commercial sales department with five officers with considerable commercial lending expertise in our market area and have developed a staff to support the commercial sales department and a business development officer works with each commercial loan officer to promote complementary loan and deposit products.

         Oswego County National Bank is also an approved lender of the Small Business Administration ("SBA") in order to better serve the needs of local businesses while simultaneously reducing credit risk. At December 31, 2003, the commercial loan portfolio included $1.4 million of loans guaranteed by the SBA.

         COMMERCIAL MORTGAGE LOANS. The majority of commercial mortgage loans are secured by mixed-use properties (partly commercial and partly residential) and apartment buildings located in Oswego County National Bank's primary market area. At December 31, 2003 all commercial mortgage loans were collateralized by properties and approximately 95% of Oswego County National Bank's commercial loans were collateralized by properties in the bank's lending area. Oswego County National Bank originates commercial real estate loans to finance the purchase of real property, which generally consists of apartment buildings, business properties, multi-family investment properties and construction loans to developers of commercial and residential properties. In underwriting commercial real estate loans, consideration is given to the property's historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2003, our commercial real estate loan portfolio consisted of 140 loans, totaling $25.5 million, or 21.5% of total loans.

         Substantially all of the commercial real estate portfolio consists of loans which are collateralized by properties in Oswego County National Bank's normal lending area. Oswego County National Bank's commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower. Oswego County National Bank generally lends up to a maximum loan-to-value ratio of 80% on commercial properties and requires a minimum debt coverage ratio of 1.20x. Oswego County National Bank's largest loan relationship consists of one loan of $1,474,000 at December 31, 2003. In addition, Oswego County National Bank has a letter of credit obligation for $834,000 secured by a real estate mortgage on a housing project that provides assisted living for the elderly located in the town of Volney.

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

         COMMERCIAL LOANS. Oswego County National Bank offers commercial loan products and services which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the financing of existing corporate debt. Oswego County National Bank offers business installment loans, vehicle and equipment financing, lines of credit, equipment leasing and other commercial loans. At December 31, 2003, our commercial loan portfolio consisted of 402 loans, totaling $19.7 million or 16.6% of our total loans. Since December 31, 2000, commercial loans have grown $5.3 million from $14.4 million.

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

         Oswego County National Bank's commercial loan portfolio does not have any significant loan concentration by type of property or borrower. The largest concentration of loans were for a number of unrelated loans to purchase investor owned real estate which comprise approximately 45% of the total loan portfolio. At December 31, 2003, our largest loan was $1,474,000.

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

CONSUMER LENDING

         Oswego County National Bank makes loans for a wide variety of personal or consumer purposes. The consumer loans offered include secured and unsecured personal lines of credit, home equity lines of credit, as well as loans secured by deposit accounts, automobile loans, recreational vehicle loans, boat loans, and manufactured home loans. At December 31, 2003, $12.9 million or 10.8% of total loans consisted of consumer loans. Oswego County National Bank originates consumer loans in order to provide a full range of financial services to customers and because such loans generally have shorter terms and higher interest rates than one-to four-family residential mortgage loans.

         Loans secured by deposit accounts amounted to $231,000 or 0.2% of total loans at December 31, 2003. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. Oswego County National Bank offers automobile loans on both new and used vehicles, with most of the loans secured by used vehicles. Automobile loans have terms of up to five years and have fixed interest rates. Such loans amounted to $4.1 million or 3.5% of total loans at December 31, 2003. Unsecured personal loans amounted to $2.4 million or 2.0% of total loans at December 31, 2003. Unsecured personal lines of credit amounted to $4.1 million or 3.4% of total loans at December 31, 2003. Manufactured home loans amounted to $1.8 million or 1.6% of total loans at December 31, 2003. Secured personal loans amounted to $64,500 of total loans at December 31, 2003.

         Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans but generally involve more credit risk than residential mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. At December 31, 2003, we did not have any repossessed collateral on its books. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

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

         Real estate acquired by Oswego County National Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified, under generally accepted accounting principles, as real estate owned until sold. At December 31, 2003, other real estate owned was $125,500. Real estate owned properties are carried at fair value minus estimated costs to sell the property. Write downs to estimated fair value at the time of foreclosure are charged to the allowance for loan losses. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized. Adjustments to the carrying value of such properties that result from subsequent declines in fair value are charged to operations in the period in which the decline occurs.

         ASSET QUALITY COMMITTEE AND DELINQUENT LOAN REVIEW. Oswego County National Bank has an Asset Quality Committee that meets every other week to review every delinquent loan. The Committee is chaired by Mr. Kreis, the President and CEO, and the members include a full-time collection staff person, the head of Retail/Commercial Banking, and the head of Sales Support (operations). The Asset Quality Committee assesses the quality of the loan portfolio, reviews trends, recommends and follows legal actions, reviews the status of any REO properties or other repossessed collateral, reviews the "Watchlist" and any necessary loan grading changes, and assesses the adequacy of the loan loss reserve. Any loan that is seriously delinquent has the loan file pulled for a review of the original underwriting to see if a problem could have been detected at the time of the loan.

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

         LOAN APPROVAL PROCEDURES. Loan underwriting authorities are issued to individual officers engaged in approving loans based on their experience and track record and the authorities are approved by the Board. Loans over the individual loan authorities are brought to the Officers' Loan Committee that meets on an as needed basis. That Committee is chaired by the President and CEO and the members include the head of Retail/Commercial Banking, the retail banking underwriter and the five members of the Commercial Banking Department. The Officers' Loan Committee has loan authority to $500,000. Minutes of the Officers' Loan Committee meetings are reviewed by the Board of Directors. All loan relationships over $500,000 go to the Directors' Loan Committee that consists of two outside Directors and the President and CEO.

         NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of Oswego County National Bank's nonperforming assets at the dates indicated.

                                                       AT DECEMBER 31,
                                         --------------------------------------------
                                          2003    2002      2001     2000      1999
                                         ------  -------  --------  -------  --------
                                                    (DOLLARS IN THOUSANDS)
NONPERFORMING LOANS:
   Residential mortgages and home
    equity loans........................  $495    $ 604    $ 520    $  335    $  888
   Commercial mortgages and loans.......    83       88      110       705       139
   Consumer.............................    67       65      124        43        37
                                          ----     ----     ----     -----     -----
      Total.............................   645      757      754     1,083     1,064
Restructured commercial mortgage loan...   200      200      220       220       250
                                          ----     ----     ----     -----     -----
Total nonperforming loans...............   845      957      974     1,303     1,314
                                          ----     ----     ----     -----     -----
FORECLOSED ASSETS:
   Residential real estate..............   126        8        -       165       255
                                          ----     ----     ----     -----     -----
       Total............................   126        8        -       165       255
                                          ----     ----     ----     -----     -----
Total nonperforming assets.............. $ 971    $ 965    $ 974    $1,468    $1,569
                                         =====    =====    =====    ======    ======
Nonperforming assets to total assets....  0.46%    0.49%    0.60%     1.08%     1.28%
                                         =====    =====    =====    ======    ======
Nonperforming loans to total assets.....  0.40%    0.49%    0.60%     0.95%     1.07%
                                         =====    =====    =====    ======    ======

         Oswego County National Bank had no accruing loans which were more than 90 days delinquent at December 31, 2003, 2002 or 2001. If all nonaccruing loans had been current in accordance with their terms during the years ended December 31, 2003 and 2002, interest income on such loans would have amounted to approximately $216,000 and $327,000, respectively. Interest income on those nonaccruing loans of $144,000 and $286,000 was recognized during the years ended December 31, 2003 and 2002, respectively.

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

         Exclusive of any assets classified as loss which have been fully reserved or charged-off, our classified assets at December 31, 2003 consisted of $1.3 million of assets classified as special mention, which represented 0.6% of total assets. At December 31, 2003, $795,000 of assets were classified as substandard. There were no assets classified as doubtful or loss at December 31, 2003. At December 31, 2003, management has established a general allowance of $131,000 for losses for the assets classified as substandard and a general allowance of $73,000 for assets classified as special mention.

         At December 31, 2003, $398,000 of the assets classified as substandard were included as nonperforming assets. There are additional loans totaling $397,000 which are classified as substandard. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans is not significant. While in a performing status as of December 31, 2003, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

         At December 31, 2003 and 2002, there were no assets classified as loss. At December 31, 2003 and 2002, there were no assets classified as doubtful. At December 31, 2003 and 2002, $795,000 and $818,000 of assets were classified as substandard, respectively. At December 31, 2003 and 2002, $1.3 million and $1.4 million of assets were classified as special mention, respectively. At December 31, 2003 and 2002, management established a general allowance of $131,000 and $129,000 for losses for the assets classified as substandard and $73,000 and $91,000, respectively for assets classified as special mention.

         At December 31, 2003 and 2002, nonaccruing loans included $231,000 and $168,000 of loans classified as substandard, and $277,000 and $338,000 of loans classified as special mention. The following table sets forth the amounts of classified assets and the associated allowance at the dates indicated.

                                               AT DECEMBER 31,
                          ----------------------------------------------------------
                                 2003                2002                2001
                          ------------------   -----------------   -----------------
                          LOANS    ALLOWANCE   LOANS   ALLOWANCE   LOANS   ALLOWANCE
                          -----    ---------   -----   ---------   -----   ---------
                                                      (IN THOUSANDS)
LOSS:

Residential mortgages...  $    -     $  -      $    -    $  -     $    -      $  -
Commercial mortgages....       -        -           -       -          -         -
Commercial loans........       -        -           -       -          -         -
Consumer................       -        -           -       -          -         -
                               -        -           -       -          -         -
                          -------    -----     -------   -----    -------     -----
DOUBTFUL:

Residential mortgages...       -        -           -       -          -         -
Commercial mortgages....       -        -           -       -          -         -
Commercial loans........       -        -           -       -          -         -
Consumer................       -        -           -       -          -         -
                               -        -           -       -          -         -
                          -------    -----     -------   -----    -------     -----
SUBSTANDARD:

Residential mortgages...     319       60         276      41        132        20
Commercial mortgages....     476       71         453      68        231        35
Commercial loans........       -        -          89      20        110        20
Consumer................       -        -           -       -          -         -
                          -------    -----     -------   -----    -------     -----
                             795      131         818     129        473        75
SPECIAL MENTION:

Residential mortgages...     981       56         815      61        863        32
Commercial mortgages....     345       17         601      30        649        32
Commercial loans........       -        -           -       -          -         -
Consumer................       -        -           -       -          -         -
                          -------    -----     -------   -----    -------     -----
                           1,326       73       1,416      91      1,512        64
          Total.........  $2,121     $204      $2,234    $220     $1,985      $139
                          =======    =====     =======   =====    =======     =====

                                                   AT DECEMBER 31,
                                     ----------------------------------------
                                             2000                 1999
                                     -------------------  -------------------
                                      LOANS   ALLOWANCE   LOANS    ALLOWANCE
                                     -------  ---------   ------   ---------
                                                   (IN THOUSANDS)
LOSS:

Residential mortgages.............    $    -    $  -      $    -    $  -
Commercial mortgages..............         -       -           -       -
Commercial loans..................         -       -           -       -
Consumer..........................         -       -           -       -
                                      ------    ----      ------    ----
                                           -       -           -       -
DOUBTFUL:

Residential mortgages.............         -       -           -       -
Commercial mortgages..............         -       -           -       -
Commercial loans..................       705     291           -       -
Consumer..........................         -       -           -       -
                                      ------    ----      ------    ----
                                         705     291           -       -
SUBSTANDARD:

Residential mortgages.............       202      35         257      59
Commercial mortgages..............       220      33         360      72
Commercial loans..................         -       -           -       -
Consumer..........................         -       -           -       -
                                      ------    ----      ------    ----
                                         422      68         617     131
SPECIAL MENTION:

Residential mortgages.............       981      59       1,304     137
Commercial mortgages..............       801      40       1,024     102
Commercial loans..................         -       -           -       -
Consumer..........................         -       -           -       -
                                      ------    ----      ------    ----
                                       1,782      99       2,328     239
          Total...................    $2,909    $458      $2,945    $370
                                      ======    ====      ======    ====


         ALLOWANCE FOR LOAN LOSSES. At December 31, 2003, the allowance for loan losses amounted to $1.2 million or 1.0% of the total loan portfolio. Oswego County National Bank's loan portfolio consists primarily of residential mortgage, home equity and commercial mortgage loans and, to a lesser extent, consumer loans and commercial loans. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance at a level to cover known and inherent losses in the loan portfolio that are both probable and estimable. The allowance for loan losses consists of amounts specifically allocated to nonperforming loans and potential problem loans (if any) as well as allowances determined for each major loan category. Loan categories such as one-to four-family residential mortgages and consumer loans are generally evaluated on an aggregate or "pool" basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in Oswego County National Bank's market area. While Oswego County National Bank uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require Oswego County National Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

         The following table sets forth an analysis of our allowance for loan losses during the periods indicated.

                                                                      AT OR FOR THE
                                                                YEARS ENDED DECEMBER 31,
                                                 -------------------------------------------------------
                                                     2003       2002       2001        2000       1999
                                                 ----------  ---------  ---------  ----------  ---------
                                                                    (DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning
     of period...............................     $ 1,190   $     932    $ 1,121     $ 1,069    $ 1,068
                                                  -------    --------    -------     -------    -------
Charge-offs:
    Residential loans........................          11           8         35         113         94
    Commercial and industrial loans..........         115           1        318           -          -
    Consumer loans...........................         365         179         35          49         63
                                                 --------    --------    -------     -------    -------
         Total charge-offs...................    $    491    $    188    $   388     $   162    $   157
                                                 ========    ========    =======     =======    =======
Recoveries:
    Residential loans........................           -           8         25          31         14
    Commercial and industrial loans..........          10          12         17           -          -
    Consumer loans...........................          29          14         13          14         24
                                                 --------    --------    -------     -------    -------
         Total recoveries....................    $     39    $     34    $    55     $    45    $    38
                                                 ========    ========    =======     =======    =======
Net charge-offs (recoveries).................         452         154        333         117        119
Provision for loan losses....................         445         412        144         169        120
                                                 --------    --------    -------     -------    -------
Allowance for loan losses at end of period...    $  1,183    $  1,190    $   932     $ 1,121    $ 1,069
                                                 ========    ========    =======     =======    =======
Average loans outstanding....................    $115,763    $110,534    $96,406     $80,594    $72,061
                                                 ========    ========    =======     =======    =======

Allowance for loan losses as a percent
   of total loans outstanding................        1.00%      1.11%      0.89%        1.29%      1.46%
                                                 ========    ========    =======     =======    =======
Ratio of net charge-offs (recoveries) to
average
   loans outstanding.........................        0.39%      0.14%      0.35%        0.15%      0.17%
                                                 ========    ========    =======     =======    =======

         The following table presents the allocation of our allowance for loan losses by type of loan at each of the dates indicated.


                                                       AT DECEMBER 31,
                            -----------------------------------------------------------------------
                                      2003                    2002                    2001
                            ----------------------   ---------------------   ----------------------
                                           LOAN                    LOAN                    LOAN
                                          CATEGORY                CATEGORY                CATEGORY
                                          AS A %                  AS A %                  AS A %
                             AMOUNT OF    OF TOTAL   AMOUNT OF    OF TOTAL   AMOUNT OF    OF TOTAL
                             ALLOWANCE     LOANS     ALLOWANCE     LOANS     ALLOWANCE     LOANS
                             ---------    --------   ---------    --------   ---------    --------
                                                     (DOLLARS IN THOUSANDS)
Residential mortgages and
  home equity loans........   $  353       51.15%     $  324        57.79%       304       63.91%
Commercial mortgages.......      345       21.45         309        21.01        213       14.90
Commercial loans...........      167       16.58         152        12.09        135       13.06
Consumer loans.............      318       10.82         188         9.11        162        8.13
Unallocated................        -           -         217            -        118           -
                              ------      ------      ------       ------       ----      ------

Total......................   $1,183      100.00%     $1,190       100.00%      $932      100.00%
                              ======      ======      ======       ======       ====      ======



                                               AT DECEMBER 31,
                              --------------------------------------------------
                                       2000                      1999
                              ----------------------     ----------------------
                                             LOAN                      LOAN
                                            CATEGORY                  CATEGORY
                                            AS A %                    AS A %
                               AMOUNT OF    OF TOTAL     AMOUNT OF    OF TOTAL
                               ALLOWANCE     LOANS       ALLOWANCE     LOANS
                               ---------    --------     ---------    --------
                                         (DOLLARS IN THOUSANDS)
Residential mortgages and
  home equity loans..........  $  290        73.47%       $  377        76.05%
Commercial mortgages.........     169        12.36           336        10.75
Commercial loans.............     382         8.79           134         8.08
Consumer loans...............      90         5.38            87         5.12
Unallocated..................     190            -           135            -
                               ------       ------        ------       ------

Total........................  $1,121       100.00%       $1,069       100.00%
                               ======       ======        ======       ======



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

         At December 31, 2003, Oswego County National Bank's securities portfolio had an amortized cost of $57.4 million and a fair value of $58.4 million. Securities classified as available for sale at December 31, 2003 had a fair value of $50.3 million and an amortized cost of $49.3 million. Securities classified as held to maturity had a fair value of $8.2 million and an amortized cost of $8.1 million. At December 31, 2003 Oswego County National

Bank's securities portfolio consisted of U.S. government sponsored agency obligations, New York State municipalities, corporate securities, mortgage-backed securities and equity securities.

         Changes in the securities portfolio are the result of our continued implementation of an investment strategy to preserve tax-equivalent yields during the low interest rate environment and provide future cash flows that can be reinvested as market interest rates increase. We began implementing this strategy during 2001 with the purchase of mortgage-backed securities that will be self-liquidating and provide future funds for reinvestment at higher rates. During 2001 and 2002, we purchased mid-term municipal securities to provide yield support for the short-term portion of the securities portfolio. During 2003, we continued with this investment strategy and increase our positions in mortgage-backed and municipal securities.

         The following table presents the composition of our securities portfolio at the dates indicated.

                                                                                AT DECEMBER 31,
                                                 ----------------------------------------------------------------------------
                                                         2003                       2002                        2001
                                                 ----------------------  -------------------------  -------------------------
                                                 CARRYING   PERCENT OF    CARRYING     PERCENT OF     CARRYING     PERCENT OF
                                                  VALUE        TOTAL        VALUE         TOTAL         VALUE         TOTAL
                                                 --------  ------------  -----------  ------------  -------------  ----------
                                                                           (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE (FAIR VALUE):
Debt securities:
   United States Government agency obligations   $ 3,477        6.91%     $   850         2.14%       $   2,859       7.09%
   Corporate securities....................        3,262        6.49        4,528        11.41            6,909      17.14
   Municipal securities....................       17,280       34.38       15,309        38.58           10,178      25.26
   Mortgage-backed securities..............       21,804       43.37       14,838        37.39           16,335      40.53
                                                 -------      ------      -------       ------        -------       ------
         Total debt securities.............       45,823       91.15       35,525        89.52           36,281      90.02
Equity securities..........................        4,447        8.85        4,157        10.48            4,021       9.98
                                                 -------      ------      -------       ------        -------       ------
   Total securities available for
      sale................................        50,270      100.00%      39,682       100.00%          40,302     100.00%
                                                 -------      ------      -------       ------        -------       ------

SECURITIES HELD TO MATURITY (AMORTIZED COST):
United States Government agency obligations            -           -%           -            -%             -            -%
Corporate securities......................             -           -            -            -              -            -
Municipal securities......................             -           -            -            -              -            -
Mortgage-backed securities................         8,079      100.00            -            -              -            -
Small Business Administration..............            -           -            -            -              -            -
                                                 -------      ------      -------       ------        -------       ------
    Total securities held to maturity......        8,079      100.00            -            -              -            -
                                                 -------      ------      -------       ------        -------       ------
      Total securities....................       $58,349      100.00%     $39,682       100.00%       $40,302       100.00%
                                                 =======      ======      =======       ======        =======       ======

         The following table presents information regarding the fair value, weighted average yields on a tax equivalent basis assuming a 40% combined federal and state income tax rate and contractual maturities of our debt securities available for sale including mortgage-backed securities, as of the periods indicated. Weighted average yields are based on amortized cost.



                                                       AT DECEMBER 31, 2003
                                ----------------------------------------------------------------
                                                      MORE THAN ONE YEAR   MORE THAN FIVE YEARS
                                  ONE YEAR OR LESS       TO FIVE YEARS          TO TEN YEARS
                                -------------------   -------------------  --------------------
                                           WEIGHTED              WEIGHTED              WEIGHTED
                                CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE
                                 VALUE       YIELD     VALUE       YIELD     VALUE       YIELD
                                --------   --------   --------   --------  ---------   --------
                                                       (DOLLARS IN THOUSANDS)
Securities Available for sale
(fair value):
  U.S. Government Agency
  obligations...............     $   -         -%     $     -          -%   $ 2,484       5.46%
  Corporate Securities......         -         -        2,987       6.22        275       6.14
  Municipal Securities......         -         -          271       6.67      4,757       6.45
  Mortgage-backed securities         -         -          126       4.78      3,966       3.30
                                 -----                -------               -------
        Total...............     $   -         -      $ 3,384       6.20%   $11,482       5.14%
                                 =====                =======       ====    =======       ====

Securities held to maturity
(amortized cost):
  U.S. Government Agency
  obligations...............     $   -         -%     $     -          -%   $     -          -%
  Corporate Securities......         -         -            -          -          -          -
  Municipal Securities......         -         -            -          -          -          -
  Mortgage-backed securities         -         -            -          -          -          -
                                 -----                -------               -------
        Total...............     $   -         -      $     -          -    $     -          -
                                 =====                =======               =======




                                           AT DECEMBER 31, 2003
                                ------------------------------------------
                                MORE THAN TEN YEARS           TOTAL
                                -------------------    -------------------
                                           WEIGHTED               WEIGHTED
                                CARRYING   AVERAGE     CARRYING   AVERAGE
                                 VALUE       YIELD      VALUE       YIELD
                                --------   --------    --------   --------
                                          (DOLLARS IN THOUSANDS)
Securities Available for sale
(fair value):
  U.S. Government Agency
  obligations...............    $   993      6.59%     $ 3,477       5.78%
  Corporate Securities......          -         -        3,262       6.21
  Municipal Securities......     12,252      6.61       17,280       6.57
  Mortgage-backed securities     17,712      3.86       28,804       3.76
                                -------                -------
        Total...............    $30,957     5.04%      $45,823       5.16%
                                =======     ====       =======       ====

Securities held to maturity
(amortized cost):
  U.S. Government Agency
  obligations...............    $     -         -%     $     -          -%
  Corporate Securities......          -         -            -          -
  Municipal Securities......          -         -            -          -
  Mortgage-backed securities      8,079      4.80        8,079       4.80
                                -------                -------
        Total...............    $ 8,079      4.80%     $ 8,079       4.80%
                                =======      ====      =======       ====

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

         The following table sets forth the activity in our mortgage-backed securities portfolio during the periods indicated, (securities available for sale and securities held to maturity).

                                                  AT OR FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                             -----------------------------------
                                                2003          2002        2001
                                             ----------   ------------  --------
                                                     (DOLLARS IN THOUSANDS)
Mortgage-backed securities at beginning of
   period (amortized cost).................  $ 14,661       $16,200     $ 1,838
Purchases..................................    42,485         6,152      18,757
Repayments.................................   (26,705)       (7,535)     (4,321)
Premium amortization, net..................      (481)         (156)        (74)
                                             --------       -------     -------

Mortgage-backed securities at end of period
   (amortized cost)........................  $ 29,960       $14,661     $16,200
                                             ========       =======     =======
Mortgage-backed securities at end of period
   (fair value)............................  $ 29,965       $14,838     $16,335
                                             ========       =======     =======
Weighted average yield at end of period....      4.04%         4.85%       5.92%
                                             ========       =======     =======

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

         At December 31, 2003, we had total borrowings from the Federal Home Loan Bank of New York of $23.3 million. Also available to Oswego County National Bank are overnight and one-month borrowing facilities with the Federal Home Loan Bank of New York, each in the amount of $10.0 million, an overnight credit plus line of $9.0 million with the Federal Home Loan Bank of New York and a $5.0 million overnight line of credit with a commercial bank. Federal Home Loan Bank advances are collateralized by Federal Home Loan Bank stock owned by us and mortgage-backed securities with a fair value of approximately $6.4 million at December 31, 2003. In addition, the advances are collateralized by a blanket lien on Oswego County National Bank's one-to four-family mortgage loans.

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

                                                           FOR THE
                                                   YEAR ENDED DECEMBER 31,
                                           -------------------------------------
                                              2003         2002         2001
                                           ----------  ------------  -----------
                                                      (IN THOUSANDS)
Beginning balance........................  $145,684     $129,183        $105,887
Net increase before interest credited....     3,859       13,512          19,397
Interest credited........................     2,109        2,989           3,899
                                           --------     --------        --------
Net increase in deposits ................     5,968       16,501          23,296
                                           --------     --------        --------
Ending balance...........................  $151,652     $145,684        $129,183
                                           ========     ========        ========


         The following table sets forth the dollar amount of deposits in the various types of programs offered by Oswego County National Bank at the dates indicated.

                                                                AT DECEMBER 31,
                                      ----------------------------------------------------------------
                                              2003                  2002                  2001
                                      -------------------   --------------------   -------------------
                                        AMOUNT       %         AMOUNT       %        AMOUNT       %
                                      ----------  -------   ------------  ------   ----------  -------
                                                           (DOLLARS IN THOUSANDS)
Time deposits:
  0.00% - 1.49%....................   $ 11,293      7.45%        -          -            -         -
  1.50% - 3.99%....................     29,498     19.45     $ 38,540     26.46%   $ 14,184     10.98%
  4.00% - 5.99%....................      9,574      6.31       12,579      8.63      23,922     18.52
  6.00% - 7.99%....................        757       .50        3,336      2.29       8,232      6.37
                                      --------    ------     --------    ------    --------    ------
      Total time deposits:.........     51,122     33.71       54,455     37.38      46,338     35.87
                                      --------    ------     --------    ------    --------    ------

Transaction accounts:
  Savings deposits.................     41,986     27.69       40,444     27.76      38,945     30.15
  Money market deposits............     24,052     15.86       22,863     15.69      20,043     15.52
  NOW                                    6,904      4.55        5,154      3.54       3,843      2.97
  Demand deposits..................     27,588     18.19       22,768     15.63      20,014     15.49
                                      --------    ------     --------    ------    --------    ------
      Total transaction accounts...    100,530     66.29       91,229     62.62      82,845     64.13
                                      --------    ------     --------    ------    --------    ------
      Total deposits...............   $151,652    100.00%    $145,684    100.00%   $129,183    100.00%
                                      ========    ======     ========    ======    ========    ======

         The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                              FOR THE YEAR ENDED DECEMBER 31,
                            --------------------------------------------------------------------
                                      2003                   2002                  2001
                            ----------------------    -------------------   --------------------
                              AVERAGE     AVERAGE     AVERAGE    AVERAGE    AVERAGE     AVERAGE
                              BALANCE    RATE PAID    BALANCE   RATE PAID   BALANCE    RATE PAID
                            ---------    ---------   ---------  ---------   --------  ----------
                                                    (DOLLARS IN THOUSANDS)
NOW                          $  6,138      0.42%     $  3,880    1.28%      $  3,199     1.69%
Savings deposits............   42,683      0.62        42,354    1.45         41,695     2.17
Demand deposits.............   24,522         -        21,414       -         17,332       -
Money market deposits.......   22,965      1.15        22,139    2.18         13,447     3.79
Time deposits...............   53,538      2.90%       49,467    3.73%        45,120     5.39%
                             --------               ---------               --------
   Total deposits:.......... $149,846               $ 139,254               $120,793
                             ========               =========               ========

         The following table shows the interest rate and maturity information for our time deposits at December 31, 2003.

                                                 MATURITY DATE
                      ---------------------------------------------------------------------
                                   OVER SIX
                      SIX MONTHS   MONTHS TO   OVER 1 TO   OVER 2 TO 3    OVER 3
                       OR LESS      1 YEAR      2 YEARS       YEARS        YEARS     TOTAL
                      ----------   ---------   ---------   -----------   ---------  -------
                                            (DOLLARS IN THOUSANDS)
Amount..............   $20,798      $13,958     $7,233       $3,004       $6,129    $51,122
Average Rate........      1.82%        1.97%      3.50%       4.03%        4.00%     3.06%

         The following table sets forth the maturities of certificates of deposit with principal amounts of $100,000 or more at December 31, 2003.

MATURITY PERIOD:                                                AMOUNT
----------------                                       ----------------------
                                                             (IN THOUSANDS)

Three months or less..................................        $ 2,892
Over three months through six months..................          2,389
Over six months through 12 months.....................          3,054
Over 12 months........................................          5,585
   Total certificates of deposit with balances                -------
   of $100,000 or more................................        $13,920
                                                              =======

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

                                 TWELVE MONTHS ENDED      TWELVE MONTHS ENDED
                                  DECEMBER 31, 2003        DECEMBER 31, 2002
                                     COMPARED TO               COMPARED TO
                                 TWELVE MONTHS ENDED      TWELVE MONTHS ENDED
                                  DECEMBER 31, 2002        DECEMBER 31, 2001
                                 INCREASE/(DECREASE)      INCREASE/(DECREASE)
                               -----------------------  ------------------------
                                   DUE TO                    DUE TO
                               ---------------          ----------------
                                VOLUME  RATE     NET    VOLUME    RATE     NET
                               -------  ------  ------  ------  --------  ------
                                                (IN THOUSANDS)
INTEREST INCOME:
 Loans........................ $  352  $ (925)  $(573)  $1,059  $(1,156)  $ (97)
 Securities...................    668    (495)    173      331     (152)    179
 Federal funds sold and other.     82      (6)     76       11     (133)   (122)
                               ------  -----    -----   ------  -------   -----
    Total interest income.....  1,102  (1,426)   (324)   1,401   (1,441)    (40)
                               ------  -----    -----   ------  -------   -----
INTEREST EXPENSE:
 Saving, NOW and money
    market deposits...........     55    (647)   (592)     222     (543)   (321)
 Time deposits................    143    (431)   (288)     215     (804)   (589)
 Borrowings...................    149     (72)     77      122      (92)     30
                               ------  -----    -----   ------  -------   -----
    Total interest expense....    347  (1,150)   (803)     559   (1,439)   (880)
                               ------  -----    -----   ------  -------   -----
    liabilities...............
Increase (decrease) in net
 interest income.............. $  755  $(276)   $ 479   $  842  $    (2)  $ 840
                               ======  =====    =====   ======  =======   =====




PERSONNEL

         As of December 31, 2003, we had 78 full-time employees and 21 part-time employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.


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

         LIMITATIONS ON LOANS TO EXECUTIVE OFFICERS AND DIRECTORS. A bank's loans to its executive officers, directors, any owner of 10% or more of its stock (each, an insider) and any of certain entities affiliated to any such person (an insider's related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and the Federal Reserve Board's Regulation O thereunder. Under these restrictions, the aggregate amount of the loans to any insider and the insider's related interests may not exceed the loans to one borrower limit applicable to national banks, which is comparable to the loans to one borrower limit applicable to Oswego County National Bank' loans. All loans by a bank to all insiders and insiders' related interests in the aggregate may not exceed the bank's unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer's children and certain loans secured by the officer's residence, may not exceed the lesser of (1) $100,000 or
(2) the greater of $25,000 or 2.5% of the bank's capital and unimpaired surplus. Regulation O also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested director not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider's related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank's unimpaired capital and surplus. Generally, such loans must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than those that are prevailing at the time for comparable transactions with other persons.

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

         TRANSACTIONS WITH AFFILIATES. Transactions between a national bank, such as Oswego County National Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. Currently, a subsidiary of a bank that is not also a depository institution is not treated as an affiliate of the bank for purposes of Sections 23A and 23B, but the Federal Reserve Board has proposed a comprehensive regulation implementing Sections 23A and 23B, which would establish certain exceptions to this policy.

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

         Effective April 1, 2003, the Federal Reserve Board, or FRB, rescinded its interpretations of Sections 23A and 23B of the FRA and is replacing these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B.

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

OTHER FEDERAL REGULATION


THE USA PATRIOT ACT
         In response to the events of September 11th, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to The Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

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

         o Pursuant to Section 326, on May 9, 2003, the Secretary of the Department of Treasury, in conjunction with other bank regulators issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules became effective on October 1, 2003.

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

         o Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain record keeping obligations with respect to correspondent accounts of foreign banks.

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

         o an increase the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company's independent auditors;

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

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2003, Bridge Street Financial, Inc. had no net operating loss carryforwards for federal income tax purposes.

         NEW YORK STATE TAXATION. Bridge Street Financial and Oswego County National Bank report income on a combined calendar year basis to New York State. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 7.5% for 2003 of "entire net income" allocable to New York State (b) 3% of "alternative entire net income" allocable to New York State (c) 0.01% of the average value of assets allocable to New York State or (d) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to net income with certain modifications.

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

ITEM 2. PROPERTIES

         We conduct our business through our executive offices and six other banking offices in our primary market area. The properties are owned or leased by us and are listed below:

                                                               NET BOOK
                                                   LEASE        VALUE AT      DEPOSITS AT
                                     OWNED OR   EXPIRATION     DECEMBER 31,   DECEMBER 31,
                                       LEASED      DATE          2003           2003
                                     ---------  ----------    -------------   ------------
EXECUTIVE OFFICE:                                                    (IN THOUSANDS)
   44 East Bridge Street
   Oswego, New York 13126..........    Owned            -         $  498       $46,656
   300 State Route 104
   Oswego, New York 13126 (1)......    Owned            -         $1,145           -






BRANCH OFFICES:
   4879 North Jefferson Street
   Pulaski, New York 13142.........     Owned            -           369        35,845
   1930 State Route 3
   Fulton, New York 13069..........     Owned            -           156        16,068
   State Route 104 East
   Oswego, New York 13126..........    Leased      July 1, 2005      157         6,061
   30 West Utica Street
   Oswego, New York 13126..........     Owned            -           858        21,010
   700 Main Street
   N. Syracuse, New York 13212.....     Owned            -           603        21,305
   7799 Oswego Road
   Liverpool, New York 13090.......     Owned            -         1,095         5,590
   9556 Brewerton  Road
   Brewerton, New York 13029.......     Owned            -         1,413           383

(1) ADMINISTRATIVE OFFICE TO BE OCCUPIED IN SPRING OF 2004


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

                                     PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is listed on the Nasdaq SmallCap Market under the symbol "OCNB." At March 22, 2004, there were 2,672,930 shares of common stock issued and outstanding, and there were approximately 593 holders of record, not including the number of persons or entities whose stock is held in "street" name through various brokerage firms and banks.

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

                            PRICE PER SHARE
                        -----------------------         CASH DIVIDENDS
                         HIGH BID      LOW BID             DECLARED
                        ----------  ------------        ---------------
           2003
Fourth Quarter........   $15.30         $13.73              $ .04
Third Quarter.........    14.24          12.26                .04
Second Quarter........    12.75          10.52                .04
First Quarter.........    11.00          10.18                .04

           2002
Fourth Quarter........   $11.80         $ 9.90              $ .05
Third Quarter.........    12.75          10.40                .05
Second Quarter........    14.25           9.00                .05
First Quarter.........    10.00           6.00                .04

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain of the above-captioned information appears under "Management's Discussion and Analysis" in the Registrant's 2003 Annual Report to Shareholders on pages 9 through 19 and is incorporated herein by reference.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are incorporated by reference to the indicated pages of the 2003 Annual Report to Stockholders.

                                                                    Page(s) in
                                                                   Annual Report
                                                                   -------------

  o      Independent Auditor's Report                                   21
  o      Consolidated Statements of Financial Condition,
                  December 31, 2003 and 2002                            22
  o      Consolidated Statements of Income, Years Ended
                  December 31, 2003,and 2002                            23
  o      Consolidated Statements of Stockholders' Equity,
                  Years Ended December 31, 2003 and 2002                24

  o      Consolidated Statements of Cash Flows,
                  Years Ended December 31, 2003, and 2002               25
  o      Notes to Consolidated Financial Statements                   26-44



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES

         Management, including Bridge Street Financial's President and Chief Executive Officer and Senior Vice President and Treasurer, has evaluated the effectiveness of Bridge Street Financial's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Bridge Street Financial's President and Chief Executive Officer and Senior Vice President and Treasurer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports Bridge Street Financial files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

         There have been no changes in Bridge Street Financial's internal control over financial reporting identified in connection with the evaluation that occurred during Bridge Street Financial's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, Bridge Street Financial's internal control over financial reporting.




                                    PART III

ITEM 9. DIRECTORS, AND EXECUTIVE OFFICERS OF THE ISSUER

         The information relating to Directors and Executive Officers of Bridge Street Financial is incorporated herein by reference to Bridge Street Financial's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004. The information related to Section 16(a) of the Exchange Act is also incorporated herein by reference to the Proxy Statement.

CODE OF ETHICS

         Bridge Street Financial has adopted a Conflict of Interest Policy and Code of Conduct, which applies to all employees and officers of Bridge Street Financial and Oswego County National Bank. Bridge Street Financial has also adopted a Code of Ethics for Senior Financial Officers of Bridge Street Financial, which applies to Bridge Street Financial's principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions for Bridge Street Financial and Oswego County National Bank, and which requires compliance with the Conflict of Interest Policy and Code of Conduct. The Code of Ethics for Senior Financial Officers of Bridge Street Financial meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K. The Code of Ethics for Senior Financial Officers is filed as Exhibit 14.1 to this report.


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

         The following table sets forth the aggregate information of Bridge Street Financial's equity compensation plans in effect as of December 31, 2003.

                              EQUITY COMPENSATION PLAN INFORMATION

                                                                               NUMBER OF SECURITIES
                             NUMBER OF SECURITIES                            REMAINING AVAILABLE FOR
                                 TO BE ISSUED          WEIGHTED-AVERAGE       FUTURE ISSUANCE UNDER
                               UPON EXERCISE OF       EXERCISE PRICE OF     EQUITY COMPENSATION PLANS
                             OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
PLAN CATEGORY                WARRANTS AND RIGHTS     WARRANTS AND RIGHTS     REFLECTED IN COLUMN (A))
-------------                --------------------    --------------------   -------------------------
                                    (A)                     (B)                        (C)
Equity compensation plans
   approved by security
   holders.................       173,330                  $7.05                     79,164

Equity compensation plans
   not approved by
   security holders........           -                       -                          -
                                  -------                  -----                     ------
     Total.................       173,330                  $7.05                     79,164
                                  =======                  =====                     ======




STOCK REPURCHASE PROGRAM

         In January of 2004 the Board of Directors of Bridge Street Financial approved a stock repurchase plan. Under this plan, the Company may repurchase up to 128,900 shares of common stock, or 5% if its outstanding shares. The plan will be in effect until the Stock Repurchase Plan is complete. The repurchases may be made from time to time at the discretion of management of the Company. As of March 22, 2004 no shares have been repurchased under this plan.




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

         10.3 Form of Employment Agreement between Bridge Street Financial, Inc. and Gregory J. Kreis.*
         10.4 Form of One Year Change in Control Agreement by and among certain officers and Bridge Street Financial, Inc. and Oswego County National Bank.*
         10.5 Directors Supplemental Retirement Benefit Plan, dated March 15, 2000**
         10.6 Executive Supplemental Retirement Income Agreement, dated March 15, 2000, between Oswego County National Bank and Gregory J. Kreis.**
         10.7 Trust Agreement dated as of February 1, 2000 between Oswego County National Bank and Security Federal Savings Bank.**
         10.8 First Amendment to the Executive Supplemental Retirement Income Agreement between Oswego County National Bank and Gregory J. Kreis, dated May 18, 2000.*
         10.9     Oswego County Bancorp, Inc. Stock Option Plan.*
         10.10    Oswego County Bancorp, Inc. Restricted Stock Plan.*
         13.1     2003 Annual Report to Shareholders
         14.1     Code of Ethics
         21.1     Subsidiaries of the Registrant.*
         23.1     Consent of KPMG LLP.
         31.1     Rule 13a-14(a)/15d-14(a) Certifications.
         32.1     Section 1350 Certifications.


         ------------

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

         (C)      REPORTS ON FORM 8-K

                  On January 30, 2003, the Company filed an 8-K Report regarding announced earnings for the fourth quarter of the 2003 fiscal year under Item 12.




ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information regarding the aggregate fees billed for each of the last two fiscal years by Bridge Street Financial's principal accountant is incorporated by reference herein from Bridge Street Financial's definitive proxy statement in connection with its Annual Meeting of Shareholders to be held on April 21, 2004, which proxy statement was filed with the Securities and Exchange Commission on March 30, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2004.

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

                    Name                             Title                          Date
                    ----                             -----                          ----
/s/ Gregory J. Kreis
------------------------------------   President, Chief Executive Officer and   March 29 , 2004
Gregory J. Kreis                                    Director


/s/ Eugene R. Sunderhaft                     Senior Vice President and          March 29 , 2004
------------------------------------                Treasurer
Eugene R. Sunderhaft

/s/ Deborah F. Stanley                        Chair of the Board                March 29 , 2004
------------------------------------
Deborah F. Stanley

/s/ Paul J. Heins                                 Vice Chair                    March 29 , 2004
------------------------------------
Paul J. Heins

/s/ Bruce P. Frassinelli                            Director                    March 29 , 2004
------------------------------------
Bruce P. Frassinelli

/s/ Richard McKean                                  Director                    March 29 , 2004
------------------------------------
Richard McKean

/s/ Paul W. Schneible                               Director                    March 29 , 2004
------------------------------------
Paul W. Schneible

/s/ Lowell A. Seifter                               Director                    March 29 , 2004
------------------------------------
Lowell A. Seifter
