Form 10QSB
period 2004-03-31
BRIDGE STREET FINANCIAL INC
filed 2004-05-17
CIK 1182555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Check whether the issuer:(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

                  Number of shares of common stock outstanding
                                as of May 7, 2004

Class                                                                Outstanding
COMMON STOCK, $.01 PAR VALUE                                           2,678,123

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                          BRIDGE STREET FINANCIAL, INC.
                                   FORM 10-QSB
                                      INDEX

Part I  - FINANCIAL INFORMATION                                             PAGE

          Item 1 - Financial statements (unaudited):

                   Consolidated Statements of Financial
                   Condition at March 31, 2004 and December 31,
                   2003                                                     1

                   Consolidated Statements of Income
                   for the three-month periods ended
                   March 31, 2004 and March 31, 2003                        2

                   Consolidated Statements of Changes in
                   Shareholders' Equity for the three-month period
                   ended March  31, 2004                                    3

                   Consolidated Statements of Cash Flows
                   for the three-month periods ended March 31, 2004
                   and March 31, 2003                                       4

                   Notes to Unaudited Condensed Interim Consolidated
                   Financial Statements                                     5-8

          Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      8-16

          Item 3 - Controls and Procedures                                  16

Part II - OTHER INFORMATION

          Item 1 - Legal Proceedings                                        16

          Item 2 - Changes in Securities and Use of Proceeds                17

          Item 3 - Defaults Upon Senior Securities                          17

          Item 4 - Submission of Matters to a Vote of Security Holders      17

          Item 5 - Other Information                                        18

          Item 6 - Exhibits and Reports on Form 8-K                         18

          Signatures                                                        20

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)
                                   (unaudited)

                                                                                                        March 31,   December 31,
                                                 Assets                                                   2004          2003
                                                                                                        ---------    ---------
Cash and due from banks                                                                                 $  13,815       15,272
Securities available for sale, at fair value                                                               49,459       50,270
Securities held to maturity (fair value of $7,918 on March 31, 2004, and $8,161 on December 31, 2003)       7,723        8,079
Loans held for sale                                                                                           434          722

Loans                                                                                                     119,277      118,767
    Less: allowance for loan losses                                                                         1,217        1,183
                                                                                                        ---------    ---------

              Loans, net                                                                                  118,060      117,584
                                                                                                        ---------    ---------

Federal Home Loan Bank stock                                                                                1,176        1,163
Premises and equipment, net                                                                                 8,121        7,157
Accrued interest receivable                                                                                   952          810
Bank owned life insurance                                                                                   5,875        5,817
Other assets                                                                                                4,024        3,778
                                                                                                        ---------    ---------

              Total assets                                                                              $ 209,639      210,652
                                                                                                        =========    =========

                                     Liabilities and Shareholders' Equity

Liabilities:
    Deposits:
       Demand                                                                                              25,668       27,588
       Savings and money market                                                                            73,126       72,942
       Time                                                                                                52,045       51,122
                                                                                                        ---------    ---------

                                                                                                          150,839      151,652

    Escrow deposits                                                                                           449        1,266
    Long-term debt                                                                                         23,250       23,250
    Other liabilities                                                                                       3,253        3,196
                                                                                                        ---------    ---------

              Total liabilities                                                                           177,791      179,364
                                                                                                        ---------    ---------

Shareholders' equity:
    Preferred stock, $0.01 par value, 1,000,000 shares authorized, at March 31, 2004
       and December 31, 2003, no shares issued                                                                 --           --
    Common stock, $0.01 par value, 5,000,000 shares authorized, 2,843,976 and
       2,838,160 shares issued at March 31, 2004 and December 31, 2003                                         29           28
    Additional paid-in capital                                                                             17,894       17,814
    Unvested restricted stock awards, 33,779 and 36,948 shares at
       March 31, 2004 and December 31, 2003                                                                  (407)        (433)
    Treasury stock, at cost, 170,470 shares at March 31, 2004 and December 31, 2003                          (885)        (885)
    Unallocated common stock held by Employee Stock Ownership Plan (ESOP)
       50,299 and 52,762 shares at March 31, 2004 and December 31, 2003                                      (157)        (166)
    Retained earnings                                                                                      14,425       14,370
    Accumulated other comprehensive income                                                                    949          560
                                                                                                        ---------    ---------

              Total shareholders' equity                                                                   31,848       31,288
                                                                                                        ---------    ---------

              Total liabilities and shareholders' equity                                                $ 209,639      210,652
                                                                                                        =========    =========

See accompanying notes to unaudited condensed interim consolidated financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                        (In thousands, except share data)
                                   (unaudited)

                                                                  Three months ended March 31,
                                                                  ----------------------------
                                                                      2004            2003
                                                                     ------          ------
Interest income:
    Loans                                                            $1,752           1,766
    Securities                                                          637             480
    Federal funds sold and other short-term investments                  18              64
                                                                     ------          ------

            Total interest income                                     2,407           2,310
                                                                     ------          ------

Interest expense:
    Deposits and escrow accounts                                        452             594
    Borrowings                                                          260             199
                                                                     ------          ------

            Total interest expense                                      712             793
                                                                     ------          ------

            Net interest income                                       1,695           1,517

Provision for loan losses                                                90              90
                                                                     ------          ------

            Net interest income after provision for loan losses       1,605           1,427
                                                                     ------          ------

Noninterest income:
    Service charges                                                     593             577
    Net gains  on securities transactions                                --              84
    Net gains on sale of loans                                           35              48
    Increase in value of bank-owned life insurance                       58              65
    Other                                                               159              94
                                                                     ------          ------

            Total noninterest income                                    845             868
                                                                     ------          ------

Noninterest expenses:
    Salaries and employee benefits                                    1,181             981
    Occupancy and equipment                                             332             306
    Data processing                                                     203             199
    Office supplies, printing and postage                                70              88
    Professional fees                                                   110             148
    Director fees                                                        38              28
    Marketing and advertising                                            43              87
    Contributions                                                         2              18
    Other                                                               290             191
                                                                     ------          ------

            Total noninterest expenses                                2,269           2,046
                                                                     ------          ------

Income before income tax expense                                        181             249

Income tax expense                                                       20              38
                                                                     ------          ------

            Net income                                               $  161             211
                                                                     ======          ======

Basic net  income per share                                          $ 0.06            0.08
                                                                     ======          ======

Diluted net  income per share                                        $ 0.06            0.08
                                                                     ======          ======

See accompanying notes to unaudited condensed interim consolidated financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity
                        Three months ended March 31, 2004
                        (In thousands, except share data)
                                   (unaudited)

                                                                                                               Unvested
                                                                                                  Additional  restricted
                                                                                        Common      paid-in     stock      Treasury
                                                                                         stock      capital     awards       stock
                                                                                        -------   ----------  ----------   --------
Balance at December 31, 2003                                                            $    28       17,814        (433)      (885)

Cash dividends ($0.04 per share)                                                             --           --          --         --

Net proceeds from the exercise of stock options (6,266 shares)                                1           18          --         --

Amortization of restricted stock net of cancellations                                        --           --          26         --

Tax benefit on exercised stock options                                                       --           32          --         --

Allocation of ESOP stock (2,460 shares)                                                      --           30          --         --

Comprehensive income:
     Net income                                                                              --           --          --         --

     Net change in the unrealized gain on securities available for sale, net of taxes        --           --          --         --

               Total comprehensive income
                                                                                        -------   ----------  ----------   --------

Balance at March 31, 2004                                                                    29       17,894        (407)      (885)
                                                                                        =======   ==========  ==========   ========

                                                                                       Unallocated             Accumulated
                                                                                         common                  other
                                                                                          stock                  compre-
                                                                                         held by    Retained    hensive
                                                                                          ESOP      earnings     income      Total
                                                                                       -----------  --------   -----------  -------
Balance at December 31, 2003                                                                  (166)   14,370           560   31,288

Cash dividends ($0.04 per share)                                                                --      (106)           --     (106)

Net proceeds from the exercise of stock options (6,266 shares)                                  --        --            --       19

Amortization of restricted stock net of cancellations                                           --        --            --       26

Tax benefit on exercised stock options                                                          --        --            --       32

Allocation of ESOP stock (2,460 shares)                                                          9        --            --       39

Comprehensive income:
     Net income                                                                                 --       161            --      161

     Net change in the unrealized gain on securities available for sale, net of taxes           --        --           389      389
                                                                                                                            -------

               Total comprehensive income                                                                                       550
                                                                                       -----------  --------   -----------  -------

Balance at March 31, 2004                                                                     (157)   14,425           949   31,848
                                                                                       ===========  ========   ===========  =======

See accompanying notes to unaudited condensed consolidated interim financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                  (unaudited)

                                                                                         Three months ended March 31,
                                                                                         ----------------------------
                                                                                               2004        2003
                                                                                             --------    --------
Cash flows from operating activities:
    Net income                                                                               $    161         211
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                                                            177         161
          Provision for loan losses                                                                90          90
          Net gain on securities transactions                                                      --         (84)
          Net gain on sale of loans                                                               (35)        (48)
          Net increase in cash surrender value of life insurance                                  (58)        (65)
          Net amortization of securities premiums                                                  51         101
          Proceeds from sale of loans held for sale                                             4,169       9,143
          Loans originated for sale                                                            (3,846)    (12,099)
          ESOP stock released for allocation and amortization of  restricted stock                 65          36
          Change in:
             Accrued interest receivable                                                         (142)       (191)
             Other assets                                                                        (463)        455
             Other liabilities                                                                     57         391
                                                                                             --------    --------

                     Net cash provided by used in operating activities                            226      (1,899)
                                                                                             --------    --------

Cash flows from investing activities:
    Proceeds from sale of securities available for sale                                            --       4,799
    Proceeds from maturity of and principal collected on securities available for sale          2,408       4,222
    Proceeds from maturity of and principal collected on securities held to maturity              355          --
    Purchases of securities available for sale                                                   (998)    (20,295)
    Purchase of Federal Home Loan Bank of New York Stock                                          (13)         --
    Disbursements for loan originations net of principal collections                             (577)        311
    Purchase of bank owned life insurance                                                          --        (100)
    Purchases of premises and equipment, net of disposals                                      (1,141)        (93)
                                                                                             --------    --------

                     Net cash provided by used in  investing activities                            34     (11,156)
                                                                                             --------    --------

Cash flows from financing activities:
    Net (decrease) increase in demand, savings and money market deposits                       (1,736)        679
    Net increase in time deposits                                                                 923         553
    Net decrease in escrow deposits                                                              (817)       (836)
    Net decrease in stock subscription escrow                                                      --     (15,107)
    Net proceeds from stock offering and reorganization                                            --      14,214
    Net proceeds from the exercise of stock options                                                19          12
    Dividends on common stock                                                                    (106)       (105)
                                                                                             --------    --------

                     Net cash used in financing activities                                     (1,717)       (590)
                                                                                             --------    --------

Net decrease in cash and cash equivalents                                                      (1,457)    (13,645)

Cash and cash equivalents at beginning of period                                               15,272      32,827
                                                                                             --------    --------

Cash and cash equivalents at end of period                                                   $ 13,815      19,182
                                                                                             ========    ========

Supplemental disclosure of cash flow information: Cash paid during the year for:
       Interest                                                                              $    713         798
       Income taxes                                                                                 7          16
                                                                                             ========    ========

    Non-cash investing and financing activities:
       Transfer of loans to real estate owned                                                $     11          --
       Adjustment of securities available for sale to fair value, net of taxes                    389         (96)
                                                                                             ========    ========

See accompanying notes to unaudited condensed consolidated interim financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2004

(1) Basis of presentation

      The accompanying unaudited condensed consolidated interim financial statements include the accounts of Bridge Street Financial, Inc. (OCNB or the Company) and its wholly owned subsidiary, Oswego County National Bank (the Bank). All significant intercompany balances and transactions have been eliminated in consolidation. The statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all material adjustments necessary for fair presentation, consisting of normal accruals and adjustments have been made in the accompanying statements. The results of operations for the interim periods presented should not be considered indicative of results that may be expected for an entire fiscal year or any other interim period. The accompanying financial statements are intended to be read in conjunction with the Company's audited financial statements and footnotes for the year ended December 31, 2003 included in the annual report on Form 10-KSB.

(2) Earnings per share

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

      Number of shares utilized               Three months ended March 31,
      in per share computations                2004                  2003
      ---------------------------------     -------------       --------------

      For basic earnings per share             2,579,078             2,614,558

      Added for: Stock options                    92,685                58,282
                      Restricted stock             4,939                 2,922
                                            -------------       --------------

      For diluted earnings per share           2,676,702             2,675,762
                                            =============       ==============

(3) Other comprehensive (loss) income

      The following summarizes the components of other comprehensive (loss) income for the three-month periods ended March 31, 2004 and 2003:

                                                           Three months ended March 31,
                                                                2004          2003
                                                             ----------    ----------
                                                                  (in thousands)
Other comprehensive income, before tax:
     Net unrealized holding gain (loss) on securities
       arising during the period                             $      648           (77)

     Reclassification adjustment for securities
       gains included in net income                                  --           (84)
                                                             ----------    ----------

     Other comprehensive income (loss) before tax                   648          (161)
                                                             ----------    ----------

     Income tax (expense) benefit related to items
             of other comprehensive income                         (259)           65
                                                             ----------    ----------
             Other comprehensive income (loss), net of tax   $      389           (96)
                                                             ==========    ==========

(4) Stock based compensation

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

      The Company accounts for stock options granted under its stock option plan in accordance with the provisions of Accounting Principles board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation expense is recognized only if the exercise price of the options is less than the fair value of the underlying stock at the grant date. SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to recognize the fair value of all stock-based awards on the date of the grant as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of ABP Opinion No. 25 and provide pro forma disclosure of net income and earnings per share as if the fair-value-based method defined in SFAS No. 123 had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 and recognized the cost over the vesting period, the Company's net income and earnings per share for the three-month periods ended March 31, 2004 and 2003 would have been reduced to pro forma amounts indicated below:

                                                    Three months ended March 31,
      (in thousands, except per share data)               2004       2003
                                                        --------   --------

Net income
    As reported                                         $    161        211

Add:    Stock based compensation for restricted stock,
        net of tax                                            16          6

Deduct: Total stock-based compensation expense
        determined under fair value based method
        for all awards, net of tax                            26          9
                                                        --------   --------
    Pro forma net income                                $    151        208
                                                        ========   ========

Basic earnings per share:
    As reported                                             0.06       0.08
    Pro forma                                               0.06       0.08

Diluted earnings per share:
    As reported                                             0.06       0.08
    Pro forma                                               0.06       0.08

(5) Obligations under guarantees

      The Company does not issue any guarantees that would require liability recognition or disclosures, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Since a portion of these instruments will expire unused, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Outstanding commitments on standby letters of credit at March 31, 2004 and March 31, 2003 were approximately $ 1.1 million and $1.4 million, respectively. The fair value of the Company's standby letters of credit at March 31, 2004 and 2003 was insignificant.

(6) Pension and Other Postretirement Plans

      The following table sets forth the components of net period benefit cost for the Company's defined benefit pension plan and the other postretirement benefit plan for the three months ended March 31, 2004 and 2003.

Components of Net Period Benefit Cost

                                 Pension Benefits  Other Postretirement Benefits
                                 ----------------  -----------------------------
                                  2004      2003         2004        2003
                                 ------    ------       ------      ------

      Service cost               $   52        44           --          --

      Interest cost                  65        63           12          12

      Expected return on assets     (86)      (67)
                                                             3           3
      Amortization of net  loss      18        18           --          --
                                 ------    ------       ------      ------

      Net periodic benefit cost  $   49        58           15          15
                                 ======    ======       ======      ======

(7) Subsequent events

      On April 22, 2004 the Board of Directors declared a dividend of five cents per share payable on or about May 20, 2004 to shareholders of record on May 3, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Bridge Street Financial, Inc. reported net income of $161,000 for the quarter ended March 31, 2004 compared to $211,000 for the same period of 2003. The reduction in net income for the first quarter of 2004 resulted from an increase in net interest income offset by increases in operating expenses and a decrease in non-interest income due to an $84,000 reduction in net gain on securities transactions. Operating expenses for the first quarter of 2004 include the recognition of $75,000 of severance costs for staff reductions that are part of the Company's profit improvement program and $78,000 of expense for the new branch in Brewerton that opened in September of 2003.

FINANCIAL CONDITION - Total assets decreased by $1.0 million or 0.5% to $209.6 million at March 31, 2004 from $210.7 million at December 31, 2003. The decrease in total assets resulted from reductions of $1.5 million in cash and due form banks, a reduction of $1.1 million in securities and a $288,000 reduction of loans held for sale, which were partially offset by a $476,000 increase in loans,net, a $900,000 increase in premises and equipment and a $246,000 increase in other assets.

      Total securities decreased $1.1 million or 2.0% to $57.2 million at March 31, 2004 compared to $58.3 million at December 31, 2003. Mortgage-backed securities available for sale decreased $1.3 million and mortgage-backed securities held to maturity decreased by $356,000. The decrease in mortgage-backed securities is the result of proceeds received for principal payments. The decrease in mortgage-backed securities was partially offset by an increase of $329,000 in municipal securities.

      The following table presents the composition of the Company's securities portfolio at the dates indicated.

                                                   March 31,  December 31,
                                                     2004         2003
                                                    -------     -------
                                                       (In thousands)
     Securities available for sale (fair value)
U.S. Government agency obligations                  $ 3,512       3,477
Municipal securities                                 17,609      17,280
Corporate  securities                                 3,275       3,262
Mortgage-backed securities                           20,546      21,804
Other equity securities                               4,517       4,447

                                                    -------     -------

                          Total securities          $49,459      50,270

     Securities held to maturity (amortized cost)
Mortgage-backed securities                          $ 7,723       8,079

      Total loans increased by $510,000 or 0.43% to $119.3 million at March 31, 2004 from $118.8 million at December 31, 2003. Commercial mortgages and commercial loans increased $1.6 million, or 3.6%, to $46.8 million at March 31, 2004 from $45.2 million at December 31, 2003. Residential mortgages decreased $1.1 million to $59.6 million at March 31, 2003 as compared to $60.7 million at December 31, 2003. The decrease in residential mortgage loans is due to continued loan refinancing of existing portfolio mortgages into primarily fixed rate loans which have been sold in the secondary market. Consumer loans were $12.8 at March 31, 2004 and December 31, 2003.

      The following table presents the composition of the Company's loan portfolio by type of loan at the dates indicated.

                       March 31,  December 31,
Loans                    2004         2003
                       --------     --------
                            (thousands)
Residential mortgage
  and home equity      $ 59,626       60,744
Commercial mortgage      27,944       25,478
Commercial               18,862       19,695
Consumer                 12,845       12,850
                       --------     --------

                       $119,277      118,767
                       ========     ========

      In addition to the previously mentioned loan balances, the Company had $434,000 of loans held for sale on March 31, 2003. The loans held for sale consisted of fixed rate residential mortgages and are carried at the lower of aggregate cost or market value.

      Bridge Street Financial's premises and equipment net of depreciation increase to $8.1 million at March 31, 2004 as compared to $7.2 million at December 31, 2003. The increase in premises and equipment in the result of capital expenditure funding for branch remodeling and funding for expenditures at the new administrative office.

      Bridge Street Financial's deposits decreased by $813,000 or 0.54% to $150.8 million at March 31, 2004 from $151.7 million at December 31, 2003. Time deposits increased $923,000, savings and money market deposits increased by $184,000 and demand deposits decreased by $1.9 million.

      Bridge Street Financial's borrowings with the Federal Home Loan Bank of New York ("FHLB") were $23.3 million at March 31, 2004 and December 31, 2003.

      Shareholders' equity increased $560,000 during the three-month period ended March 31, 2004 to $31.8 million from $31.3 million at December 31, 2003. The increase in shareholders' equity resulted primarily from a $389,000 increase in accumulated other comprehensive income, the allocation of ESOP shares of $39,000 and net income of $161,000. The increase in accumulated other comprehensive income was the result of unrealized gains, net of tax effects, in the fair market value of securities available for sale. These increases were partially offset by dividend payments of $106,000.

      At March 31, 2003, nonperforming assets were 0.51% of total assets as compared to 0.46% at December 31, 2003.

Nonperforming assets                       March      December 31,
(dollars in thousands)                      2004          2003
                                         ----------    ----------
Nonaccrual loans                         $      808           645
Restructured commercial mortgage loans          200           200
                                         ----------    ----------
  Nonperforming loans                         1,008           845

Other real estate                                77           126
                                         ----------    ----------

  Nonperforming assets                   $    1,085           971
                                         ==========    ==========

Nonperforming assets
   to total assets                             0.51%         0.46%
Allowance for loan losses
   to nonperforming loans                    120.73%       140.00%

      While management views the current level of nonperforming assets to be very manageable, future experience may be affected by regional and national economic conditions, underwriting judgments and business and personal factors affecting Bridge Street Financial's customers. The allowance for loan losses is at a level that management believes, to the best of its knowledge, at March 31, 2004, is adequate to cover known and the risk of loss inherent in the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examinations.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and
2003

      Net income was $161,000 in the three months ended March 31, 2004 compared to net income of $211,000 for the three-month period ended March 31, 2003. For the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003, net interest income increased $178,000. The increase in net interest income was offset by a reduction of $23,000 in noninterest income and an increase in noninterest expenses of $223,000. Return on average equity was 2.03% in the three-month period of 2004 compared to 2.77% in the three-month period ended March 31, 2001. Return on average assets was 0.31% for the three-month period ended March 31, 2004 compared to 0.44% in the same period of 2003.

Net Interest Income

      Net interest income increased $178,000 to $1.7 million in the three-month period ended March 31, 2004 from $1.5 million in the three-months ended March 31, 2003. The increase in net interest income during the three-month period was the result of increased interest income and decreased interest expense. Interest income increased $97,000 and interest expense decreased $81,000. Bridge Street Financial's, net interest rate margin on a tax equivalent basis of 3.97% for the three months of 2004 increased 16 basis points from the three-month period of 2003. The increase in net interest rate margin on a tax equivalent basis was due to declining rates on deposits and borrowings, which were partially offset by declining yields on interest earning assets. For the three-month period ended March 31, 2004, net interest income on a tax equivalent basis increased $210,000 from increases in volume of interest earning assets and interest bearing liabilities and decreased $24,000 from changes in interest rates.

Interest Income

      Interest income increased $97,000 to $2.4 million for the three-month period ended March 31, 2004 as compared to $2.3 for the same period in 2003. The increase in interest income is due to increases in interest earning assets in 2004 compared to 2003. Interest income on a tax equivalent basis increased by $105,000, or 4.3%, to $2.5 million in the three-month period ended March 31, 2004. The increase in interest income resulted from a $165,000 increase in interest income on securities, which was partially offset by a $14,000 decrease in interest income on loans and a $46,000 decrease in interest income from federal funds sold and other short-term investments. The decrease in loan interest income was the result of a 56 basis point reduction in the average yield on loans to 5.91% in 2004 from 6.47% in 2003, which was partially offset by a $8.8 million increase in the balances of average loans. The increase in investment income resulted from an increase of $15.4 million in average securities in 2004 compared to the same period in 2003, which was partially offset by a reduction in average yield on securities of 38 basis points.

Interest Expense

      Interest expense decreased by $81,000 to $712,000 for the three-month period ended March 31, 2004 compared to $793,000 for the three months ended March 31, 2003. The decrease in interest expense resulted from lower rates paid on deposits, which was partially offset by higher average balances of deposits and borrowings. Average deposit balances increased $531,000 or 0.4% compared to 2003, and average borrowings increased $9.6 million compared to 2003. The rate on deposits and borrowing decreased 40 basis points to 1.93% for the three-month period ended March 31, 2004 compared to 2.33% for the same period in 2003.

       AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

                                               For the three months ended March 31, 2004  For the three months ended March 31, 2003
                                               -----------------------------------------  -----------------------------------------
                                                 Average                      Average         Average                  Average
                                                 Balance      Interest      Yield/Rates       Balance    Interest    Yield/Rates
                                                ---------     ---------     -----------      ---------   ---------   -----------

Interest earnings assets:
Loan, gross (1)                                 $ 119,190     $   1,752            5.91%     $ 110,373   $   1,766          6.47%
Securities, at amortized cost (2)                  59,356           776            5.26%        43,951         611          5.64%
Federal funds sold and other                        7,243            18            1.00%        20,632          64          1.26%
                                                ---------     ---------     -----------      ---------   ---------   -----------

           Total interest earning assets          185,789         2,546            5.51%       174,956       2,441          5.65%

Noninterest earning assets                         23,831                                       19,258
                                                ---------                                    ---------

           Total assets                           209,620                                      194,214
                                                =========                                    =========

Interest bearing liabilities;
Savings, NOW, money market (3)                     73,459           136            0.74%        69,779         154          0.90%
Time deposits                                      51,493           316            2.47%        54,642         440          3.27%
Borrowings                                         23,334           260            4.48%        13,700         199          5.89%
                                                ---------     ---------     -----------      ---------   ---------   -----------

           Total interest bearing liabilities     148,286           712            1.93%       138,121         793          2.33%

Noninterest bearing deposits                       26,359                                       22,793
Other noninterest liabilities                       3,108                                        2,385
                                                ---------                                    ---------

           Total liabilities                      177,753                                      163,299
Shareholders' equity                               31,867                                       30,915
                                                ---------                                    ---------

           Total liabilities and equity           209,620                                      194,214
                                                =========                                    =========

Excess of earnings assets over interest
           bearing liabilities                     37,503                                       36,835
                                                =========                                    =========

Net interest income                                               1,834                                      1,648
                                                              ---------                                  ---------

Tax equivalent adjustment on securities                            (139)                                      (131)
                                                              ---------                                  ---------
Net interest income per consolidated
financial statements                                              1,695                                      1,517
                                                              =========                                  =========

Net interest rate spread                                                           3.58%                                    3.32%
Net interest rate margin (4)                                                       3.97%                                    3.81%
Average interest-earning assets to average
interest-bearing liabilities                                                     125.29%                                  126.85%


------------------------------

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

Provision for Loan Losses

      The allowance for loan losses increased $34,000 during the three months ended March 31, 2004. The increase reflects provisions, charge-offs and recoveries. The provision for loan losses was $90,000 in the three-month period ended March 31, 2004 and 2003. Charge-offs net of recoveries during the three-month period ending March 31, 2004 were $56,000 as compared to $18,000 in the same period in 2003. The increase in net charge-offs is the result of loan customers on various commercial and consumer loans being delinquent with future payment doubtful. Bridge Street Financial's allowance model reflected increased allowance requirements, particularly in the commercial and commercial mortgage and consumer loan portfolios, which generally expose Bridge Street Financial to greater risk of loss than loans secured by residential real estate. Requirements for allowance provisions are based on management's assessment of inherent losses in these portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends. The allowance for loan losses as a percentage of ending loans was 1.02% at March 31, 2004 as compared to 1.00% at December 31, 2003.

Noninterest Income

      Noninterest income decreased $23,000 to $845,000 for the three-month period ended March 31, 2004 compared to $868,000 for the same period in 2003. For the three-month period ended March 31, 2004, the decrease in noninterest income was due primarily to a $84,000 decrease in net gain on sale of securities, a decrease of $13,000 for gain on sale of loans and a decrease in the income from investment in bank-owned life insurance of $7,000. These decreases were partially offset by a $65,000 increase in other income and an increase in service charges on deposits of $16,000. The increase in other income was primarily the result of a $40,600 increase in the value of assets funding the director's deferred compensation plan.

Noninterest Expense

      Noninterest expense increased during the three-month period ended March 31, 2004 by $223,000 or 10.9% compared to the three-month period ended March 31, 2003. The increase is primarily the result of $78,000 increased expenses associated with a new branch in Brewerton that opened in September 2003, and $75,000 of one-time severance cost related to a cost reduction program in the first quarter of 2004. For the three-month period ended March 31, 2004, salaries and employee benefits expenses increased $200,000, occupancy and equipment expenses increased $26,000 and other expenses increased $99,000. These increases were partially offset by a $38,000 decrease in professional fees, and a $44,000 decrease in marketing and advertising. The increase in other costs is primarily the result of $40,600 increased expense recorded as a direct offset to the above mentioned increase in assets funding directors deferred compensation, along with increased insurance, and loan collection costs.

Income Taxes

      Income tax expense for the three-month period ended March 31, 2004 was $20,000 as compared to $38,000 for the same period in 2003. The decrease in income tax expense was due to a decrease in the projected effective tax rate and a reduction in income before income tax expense for the three months ended March 31, 2004 as compared to the same period in 2003. The income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance. The Company's effective income tax rate is based on the projected effective income tax rate for the twelve-month period ended December 31, 2004.

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

      Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. Such products frequently have short terms (five years or less) or interest rates that adjust at least every five years. funds are utilized to meet ongoing commitments to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of investment securities. At March 31, 2004, the Company had outstanding commitments to originate loans of approximately $13.9 million and unused letters of credit of approximately $1.1 million. At March 31, 2004, the Company also had certificates of deposit scheduled to mature in one year or less totaling $34.7 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. It is anticipated that the Company will continue to have sufficient deposit funds and available borrowings to meet its current commitments.

      At March 31, 2004, the Company had total borrowings from the Federal Home Loan Bank of New York (FHLB-NY) of $23.3 million. Also available to the Company are overnight and one-month borrowing facilities with the FHLB-NY, each in the amount of $10.0 million, an overnight credit plus line of $9.0 million with the FHLB-NY and a $5.0 million overnight line of credit with a commercial bank.

      The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking regulators. Failure to meet minimum capital requirements could result in certain mandatory and discretionary responses by regulators that could have a material effect on the Company's financial condition and results of operations. In addition, the ability of the Company and the Bank to pay dividends is subject to regulations administered by the banking agencies. At March 31, 2004, the Company and the Bank exceeded minimum capital requirements of the agencies and also exceeded levels established for banking organizations considered well capitalized by the regulators.

Off Balance Sheet Arrangements

      The Company does not have any off balance sheet arrangements that have or are reasonably likely to have, a current or future affect on the Company's financial condition, revenue or expenses, results of operations, liquidity, capital resources or expenditures that is material to investors.

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

Item 3. Controls and Procedures

Management, including the Company's President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, in all material respects, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is recorded, processed, summarized and reported as and when required.

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

PART II - OTHER INFORMATION

          Item 1     LEGAL PROCEEDINGS

                         None

      Item 2      CHANGES IN SECURITIES AND USE OF PROCEEDS

                  COMPANY PURCHASES OF EQUITY SECURITIES

                                                         (c) Total          (d) Maximum
                                                          Number of          Number (or
                                                          Shares (or         Approximate
                                                            Units)         Dollar Value) of
                                                         Purchased as         Shares (or
                           (a) Total     (b) Average       Part of         Units) that may
                           Number of      Price Paid       Publicly             yet be
                           Shares (or      per Share      Announced            Purchased
                           (or Units)      (or Unit)       Plans or        under the Plans
        Period             Purchased          ($)          Programs           or Programs
        ------             ----------    -----------     ------------      ----------------
-------------------------------------------------------------------------------------------
January 1, 2004
through January 31,
2004...................            --             --               --               128,900
-------------------------------------------------------------------------------------------
February 1, 2004
through February 29,
2004...................            --             --               --               128,900
-------------------------------------------------------------------------------------------
March 1, 2004 through
March 31, 2004.........            --             --               --               128,900
-------------------------------------------------------------------------------------------
Total..................            --             --               --               128,900
-------------------------------------------------------------------------------------------

      Item 3      DEFAULTS UPON SENIOR SECURITIES

                        None

      Item 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's Annual Meeting of Stockholders was held on April 21, 2004. The following were the items voted on and the results of the stockholder voting:

                  1. The election of Bruce P. Frassinelli, Paul J. Heins and Deborah F. Stanely to serve as directors of the Company each for a term of three years or until his successor has been elected and qualified:

                                      Votes

                                                                        Broker
                                                Authority               Non-
                                      For        Withheld    Abstain    Votes

                Bruce P. Frassinelli  2,419,911     9,925     2,322

                Paul J. Heins         2,419,961     9,875     2,322

                Deborah F. Stanely    2,419,911     9,925     2,322

                        The other directors of the Company whose terms continue after the Annual Meeting are:

                        Gregory J. Kreis
                        Richard McKean
                        Lowell A. Seifter
                        Paul W. Schneible

                  2.    Ratification of Appointment of Independent Accountants

                                       VOTE

                                                              Broker
                  For           Against         Abstain       Non-Votes

                  2,418,137     10,085          3,935

      Item 5      OTHER INFORMATION

                  (a)   None

                  (b)   None

      Item 6      EXHIBITS AND REPORTS ON FORM 8-K

                  (a)   Exhibits

                        31.1  Rule 13a-14(a)/ 15d-14(a) Certification.

                        31.2  Rule 13a-14(a)/ 15d-14(a) Certification.

                        32.1  Section 1350 Certification.

                        32.2  Section 1350 Certification.

                  (b)   Reports on Form 8-K

                        On April 27, 2004, the Company filed an 8-K Report regarding announced earnings for the first quarter of the 2004 fiscal year under Item 12.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Bridge Street Financial, Inc.

Date: May 13, 2004                      By:    /s/ Gregory J. Kreis
                                               ---------------------------------
                                               Gregory J. Kreis
                                               President and Chief Executive
                                               Officer

Date: May 13, 2004                      By:    /s/ Eugene R. Sunderhaft
                                               ---------------------------------
                                               Eugene R. Sunderhaft
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial and Accounting Officer)