Form 10QSB
period 2004-06-30
BRIDGE STREET FINANCIAL INC
filed 2004-08-16
CIK 1182555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10-QSB
                    _________________________________________


         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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
                          BRIDGE STREET FINANCIAL, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                        13-4217332
             --------                                        ----------
  (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                        Identification Number)

 300 State Route 104, Oswego, New York                       13126
 -------------------------------------                       -----
(Address of principal executive office)                   (Zip Code)

Registrant's telephone number, including area code:      (315) 343-4100
                                                       -------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X  No    .
                                                             ---    ---


                  Number of shares of common stock outstanding
                                as of May 9, 2004

Class                                                           Outstanding
COMMON STOCK, $.01 PAR VALUE                                     2,618,715
----------------------------


   Transitional Small Business Disclosure Format (check one): Yes [  ] No [ X ]



                          BRIDGE STREET FINANCIAL, INC.
                                   FORM 10-QSB
                                      INDEX
Part I - FINANCIAL INFORMATION                                                        PAGE

         Item 1-Financial statements (unaudited):

                  Consolidated Statements of Financial Condition at June 30,
                  2004 and December 31, 2003                                             1

                  Consolidated Statements of Income for the three-month and
                  six-month periods ended June 30, 2004 and June 30, 2003                2


                  Consolidated Statements of Changes in Shareholders' Equity for
                  the six-month period ended June 30, 2004                               3


                  Consolidated Statements of Cash Flows for the six-month
                  periods ended June 30, 2004 and June 30, 2003                          4

                  Notes to Unaudited Condensed Interim Consolidated Financial
                  Statements                                                           5-8

         Item 2- Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                8-20

         Item 3 -Controls and Procedures                                                20


Part II- OTHER INFORMATION

         Item 1-Legal Proceedings                                                       21

         Item 2-Changes in Securities and Use of Proceeds                               21

         Item 3-Defaults Upon Senior Securities                                         22

         Item 4-Submission of Matters to a Vote of Security Holder                      22


         Item 5-Other Information                                                       22

         Item 6- Exhibits and Reports on Form 8-K                                       22

         Signatures                                                                     23



                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                        (In thousands, except share data)
                                  (unaudited)


                                                                                         JUNE 30,    DECEMBER 31,
                              ASSETS                                                      2004          2003
                                                                                       -----------   ------------
Cash and due from banks                                                                 $  14,638        15,272
Securities available for sale, at fair value                                               53,108        50,270
Securities held to maturity (fair value of $7,146 on June 30, 2004, and $8,161
  on December 31, 2003)                                                                     7,257         8,079
Loans held for sale                                                                           315           722

Loans                                                                                     122,240       118,767
    Less: allowance for loan losses                                                         1,266         1,183
                                                                                       -----------   ------------

            Loans, net                                                                    120,974       117,584
                                                                                       -----------   ------------

Federal Home Loan Bank stock                                                                1,291          1,163
Premises and equipment, net                                                                 8,478          7,157
Accrued interest receivable                                                                   821            810
Bank owned life insurance                                                                   5,932          5,817
Other assets                                                                                4,533          3,778
                                                                                       -----------   ------------

            Total assets                                                               $  217,347        210,652
                                                                                       ===========   ============

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits:
      Demand                                                                               28,516         27,588
      Savings and money market                                                             80,284         72,942
      Time                                                                                 51,157         51,122
                                                                                       -----------   ------------

                                                                                          159,957        151,652

    Escrow deposits                                                                           912          1,266
    Long-term debt                                                                         23,250         23,250
    Other liabilities                                                                       3,036          3,196
                                                                                       -----------   ------------

            Total liabilities                                                             187,155        179,364
                                                                                       -----------   ------------


Shareholders' equity:
    Preferred stock, $0.01 par value, 1,000,000 shares authorized, at June 30, 2004
      and December 31, 2003, no shares issued                                                  --             --
    Common stock, $0.01 par value, 5,000,000 shares authorized,  2,851,185 and
      2,838,160 shares issued at June 30, 2004 and  December 31, 2003                          29             28
    Additional paid-in capital                                                             17,971         17,814
    Unvested restricted stock awards, 31,008 and 36,948 shares at
      June 30, 2004 and December 31, 2003                                                    (376)          (433)
    Treasury stock, at cost, 232,470 shares at June 30, 2004 and  December 31, 2003        (1,756)          (885)
    Unallocated common stock held by Employee Stock Ownership Plan (ESOP)
      47,844 and 52,762 shares at June 30, 2004 and December 31, 2003                        (150)          (166)
    Retained earnings                                                                      14,635         14,370
    Accumulated other comprehensive income                                                   (161)           560
                                                                                       -----------   ------------

            Total shareholders' equity                                                     30,192         31,288
                                                                                       -----------   ------------

            Total liabilities and shareholders' equity                                 $  217,347        210,652
                                                                                       ===========   ============

See accompanying notes to unaudited condensed interim consolidated financial statements.



                                          BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                                                Consolidated Statements of Income
                                                (In thousands, except share data)
                                                          (unaudited)


                                                             THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                             ------------------------------   ------------------------------
                                                                 2004            2003             2004            2003
                                                             --------------  --------------   --------------  --------------
Interest income:
    Loans                                                  $     1,782           1,794      $     3,534           3,560
    Securities                                                     652             462            1,289             942
    Federal funds sold and other short-term investments             24              26               42              90
                                                             --------------  --------------   --------------  --------------

          Total interest income                                  2,458           2,282            4,865           4,592
                                                             --------------  --------------   --------------  --------------

Interest expense:
    Deposits and escrow accounts                                   494             547              946           1,141
    Borrowings                                                     259             202              519             401
                                                             --------------  --------------   --------------  --------------

          Total interest expense                                   753             749            1,465           1,542
                                                             --------------  --------------   --------------  --------------

          Net interest income                                    1,705           1,533            3,400           3,050

Provision for loan losses                                          161              90              251             180
                                                             --------------  --------------   --------------  --------------

          Net interest income after provision for loan losses    1,544           1,443            3,149           2,870
                                                             --------------  --------------   --------------  --------------

Noninterest income:
    Service charges                                                623             576            1,216           1,153
    Net gains  on securities transactions                            4               3                4              87
    Net gains on sale of loans                                      49              68               84             116
    Increase in value of bank-owned life insurance                  58              65              116             130
    Other                                                          175              63              334             157
                                                             --------------  --------------   --------------  --------------

          Total noninterest income                                 909             775            1,754           1,643
                                                             --------------  --------------   --------------  --------------

Noninterest expenses:
    Salaries and employee benefits                               1,050           1,012            2,231           1,993
    Occupancy and equipment                                        322             295              654             601
    Data processing                                                235             197              438             396
    Office supplies, printing and postage                           54              90              124             178
    Professional fees                                              135             147              245             295
    Director fees                                                   40              55               78              83
    Marketing and advertising                                       45              43               88             130
    Contributions                                                    4              17                6              35
    Other                                                          184             188              474             379
                                                             --------------  --------------   --------------  --------------

          Total noninterest expenses                             2,069           2,044            4,338           4,090
                                                             --------------  --------------   --------------  --------------

Income before income tax expense                                   384             174              565             423

Income tax expense                                                  42               3               62              41
                                                             --------------  --------------   --------------  --------------

          Net income                                       $       342             171      $       503             382
                                                             ==============  ==============   ==============  ==============

Basic net  income per share                                $      0.13            0.07      $      0.20            0.15
                                                             ==============  ==============   ==============  ==============

Diluted net  income per share                              $      0.13            0.06      $      0.19            0.14
                                                             ==============  ==============   ==============  ==============


See accompanying notes to unaudited condensed interim consolidated financial statements.



                                             BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                                      Consolidated Statements of Changes in Shareholders' Equity
                                                    Six months ended June 30, 2004
                                                   (In thousands, except share data)
                                                             (unaudited)


                                                                                             UNALLOCATED           ACCUMULATED
                                                                      UNVESTED                COMMON                 OTHER
                                                         ADDITIONAL  RESTRICTED                STOCK                COMPRE-
                                                COMMON    PAID-IN       STOCK    TREASURY     HELD BY   RETAINED    HENSIVE
                                                 STOCK    CAPITAL      AWARDS      STOCK       ESOP     EARNINGS     INCOME   TOTAL
                                                 -----    -------      ------      -----       ----     --------     ------   -----
Balance at December 31, 2003                    $   28     17,814       (433)      (885)      (166)      14,370      560     31,288


Purchase of treasury stock
  (62,000 shares)                                   --         --         --       (871)        --           --       --      (871)

Cash dividends ($0.09 per share)                    --         --         --         --         --         (238)      --      (238)

Net proceeds from the exercise of stock options
  (13,475 shares)                                    1         40         --         --         --           --       --        41

Amortization of restricted stock net of
  cancellations                                     --         (6)        57         --         --           --       --        51

Tax benefit on exercised stock options              --         66         --         --         --           --       --        66

Allocation of ESOP stock (4,919 shares)             --         57         --         --         16           --       --        73

Comprehensive income:
    Net income                                      --         --         --         --         --          503       --       503

    Net change in the unrealized gain on securities
      available for sale, net of taxes              --         --         --         --         --           --     (721)     (721)
                                                                                                                            -------

           Total comprehensive income                                                                                         (218)
                                                 -----    -------      ------      -----       ----     --------    ------    -----
Balance at June 30, 2004                           29      17,971        (376)    (1,756)      (150)      14,635      (161)  30,192
                                                 ====      ======        ====     ======       ====       ======      ====   ======



See accompanying notes to unaudited condensed consolidated interim financial statements.



                                BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                                    Consolidated Statements of Cash Flows
                                               (In thousands)
                                                (unaudited)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                       --------------------------------
                                                                                           2004              2003
                                                                                       --------------   ---------------
Cash flows from operating activities:
    Net income                                                                      $        503               382
    Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                                                       352               325
          Provision for loan losses                                                          251               180
          Net gain on securities transactions                                                 (4)              (87)
          Net gain on sale of loans                                                          (84)             (116)
          Net gain on sale of premises and equipment                                        (129)               --
          Net increase in cash surrender value of life insurance                            (116)             (130)
          Net amortization of securities premiums                                            114               301
          Proceeds from sale of loans held for sale                                       12,624            20,418
          Loans originated for sale                                                      (12,133)          (25,894)
          ESOP stock released for allocation and amortization of  restricted stock           124                73
          Change in:
             Accrued interest receivable                                                     (11)              (37)
             Other assets                                                                   (197)               (3)
             Other liabilities                                                              (160)               90
                                                                                       --------------   ---------------

                     Net cash provided by (used in) operating activities                   1,134            (4,498)
                                                                                       --------------   ---------------

Cash flows from investing activities:
    Proceeds from sale of securities available for sale                                    2,402             8,482
    Proceeds from maturity of and principal collected on securities available for sale     5,032            11,222
    Proceeds from maturity of and principal collected on securities held to maturity         819                --
    Purchases of securities available for sale                                           (11,580)          (31,168)
    Purchase of Federal Home Loan Bank of New York stock                                    (128)               --
    Disbursements for loan originations net of principal collections                      (3,652)           (6,122)
    Purchase of bank owned life insurance                                                     --              (350)
    Proceeds from sale of premises and equipment                                             430
    Purchases of premises and equipment                                                   (1,974)           (2,032)
                                                                                       --------------   ---------------

                     Net cash used in  investing activities                               (8,651)          (19,968)
                                                                                       --------------   ---------------

Cash flows from financing activities:
    Net increase in demand, savings and money market deposits                              8,270             5,529
    Net increase (decrease) in time deposits                                                  35              (650)
    Net decrease in escrow deposits                                                         (354)             (176)
    Net decrease in stock subscription escrow                                                 --           (15,107)
    Net proceeds from stock offering and reorganization                                       --            14,214
    Net proceeds from the exercise of stock options                                           41                19
    Purchase of treasury stock                                                              (871)               --
    Dividends on common stock                                                               (238)             (210)
                                                                                       --------------   ---------------

                     Net cash used in financing activities                                 6,883             3,619
                                                                                       --------------   ---------------

Net decrease in cash and cash equivalents                                                   (634)          (20,847)

Cash and cash equivalents at beginning of period                                          15,272            32,827
                                                                                       --------------   ---------------

Cash and cash equivalents at end of period                                          $     14,638            11,980
                                                                                       ==============   ===============

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
       Interest                                                                     $      1,467             1,548
       Income taxes                                                                           17                62
                                                                                       ==============   ===============

    Non-cash investing and financing activities:
       Transfer of loans to real estate owned                                       $         11                --
       Adjustment of securities available for sale to fair value, net of taxes              (723)              (96)
                                                                                       ==============   ===============


See accompanying notes to unaudited condensed consolidated interim financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                  June 30, 2004


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




NUMBER OF SHARES UTILIZED                 THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
IN PER SHARE COMPUTATIONS                  2004                  2003            2004                  2003
---------------------------------     ---------------       --------------- ---------------       ---------------
For basic earnings per share               2,565,773             2,620,289       2,572,426             2,472,766

Added for: Stock options                      82,117                58,169          87,401                54,779
           Unvested restricted stock           3,267                 1,829           4,103                 4,538
                                      ---------------       --------------- ---------------       ---------------
For diluted earnings per share             2,651,157             2,680,287       2,663,930             2,532,083
                                      ===============       =============== ===============       ===============

(3)      Other comprehensive (loss) income

         The following summarizes the components of other comprehensive (loss) income for the three-month and six-month periods ended June 30, 2004 and 2003:




                                                                THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                   2004             2003         2004            2003
                                                                   ----             ----         ----            ----
                                                                                     (in thousands)
Other comprehensive income, before tax:
     Net unrealized holding (loss) gain on securities
       arising during the period                                  $(1,849)          841        (1,201)          (77)

     Reclassification adjustment for
       securities gains included in net income                         (4)           (3)           (4)          (84)
                                                                  -------        -------       -------       -------

     Other comprehensive (loss) income before tax                  (1,853)          838        (1,205)         (161)
                                                                  -------        -------       -------       -------


     Income tax benefit (expense) related to items
             of other comprehensive income                            741          (336)          484            65
                                                                  -------        -------       -------       -------
             Other comprehensive (loss) income , net of tax       $(1,112)          502          (721)          (96)
                                                                  =======        =======       =======       =======



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

         The Company accounts for stock options granted under its stock option plan in accordance with the provisions of Accounting Principles board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. Accordingly, compensation expense is recognized only if the exercise price of the options is less than the fair value of the underlying stock at the grant date. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages entities to recognize the fair value of all stock-based awards on the date of the grant as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of ABP Opinion No. 25 and provide pro forma disclosure of net income and earnings per share as if the fair-value-based method defined in SFAS No. 123 had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 and recognized the cost over the vesting period, the Company's net income and earnings per share for the three-month and six-month periods ended June 30, 2004 and 2003 would have been reduced to pro forma amounts indicated below:




                                                                  THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,

      (in thousands, except per share data)                          2004         2003          2004         2003
                                                                     ----         ----          ----         ----
      Net income
          As reported                                                $342          171          503          382

      Add:    Stock based compensation for restricted stock,
              net of tax                                               16            5           32           11

      Deduct: Total stock-based compensation expense
              determined under fair value based method
              for all awards, net of tax                               26            8           52           17
                                                                      ---          ---          ---          ---
          Pro forma net income                                       $332          168          483          376
                                                                      ===          ===          ===          ===


      Basic earnings per share:
          As reported                                                   0.13         0.07         0.20         0.15
          Pro forma                                                     0.13         0.06         0.19         0.14


      Diluted earnings per share:
          As reported                                                   0.13         0.06         0.19         0.14
          Pro forma                                                     0.13         0.06         0.18         0.14




(5)      Obligations under guarantees

         The Company does not issue any guarantees that would require liability recognition or disclosures, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Since a portion of these instruments will expire unused, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Outstanding commitments on standby letters of credit at June 30, 2004 and June 30, 2003 were approximately $200,000 and $1.7 million, respectively. The fair value of the Company's standby letters of credit at June 30, 2004 and 2003 was insignificant.

(6)      Pension and Other Postretirement Plans

         The following table sets forth the components of net periodic benefit cost for the Company's defined benefit pension plan and the other postretirement benefit plan for the three-month and six-month periods ended June 30, 2004 and 2003.


                                                          Three months ended June 30,

                                             Pension Benefits            Other Postretirement Benefits
                                         -------------------------     ------------------------------
                                            2004          2003             2004              2003
                                         -----------   -----------     -------------      -----------
Service cost                           $         52            44                 -                -

Interest cost                                    65            63                12               12

Expected return on assets                      (86)          (67)                 -                -

Amortization of transition obligation             -             -                 3                3

Amortization of net  loss                        18            18                 -                -
                                         -----------   -----------     -------------      -----------
Net periodic benefit cost              $         49            58                15               15
                                         ===========   ===========     =============      ===========






                                                                 Six months ended June 30,

                                                    Pension Benefits          Other Postretirement Benefits
                                                --------------------------    -------------------------------
                                                   2004           2003            2004              2003
                                                ------------   -----------    -------------     -------------
Service cost                                            104            88                -                 -

Interest cost                                           130           126               24                24

Expected return on assets                             (172)         (134)                -                 -

Amortization of transition obligation                     -             -                6                 6

Amortization of net  loss                                36            36                -                 -
                                                ------------   -----------    -------------     -------------
Net periodic benefit cost                                98           116               30                30
                                                ============   ===========    =============     =============



(7)      Recent Accounting Pronouncements

                  On March 9, 2004 the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 105 "Application of Accounting Principles to Loan Commitments" stating that the fair value of loan commitments is to be accounted for as a derivative instrument under SFAS 133, but the valuation of such commitment should not consider expected future cash flows related to service of the future loan. The Company has historically not included the change in value of expected future cash flows related to servicing in the valuation of its loan commitments and therefore the application of SAB 105 has no material impact.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Bridge Street Financial, Inc. reported net income of $342,000 for the quarter ended June 30, 2004 compared to $171,000 for the same period of 2003. The increase in net income for the second quarter of 2004 resulted primarily from a $172,000 increase in net interest income and a $129,000 gain on the sale of the Company's former headquarters building, which was partially offset by a $71,000 increase in the provision for loan losses and a $25,000 increase in operating expenses. Operating expenses for the second quarter of 2004 include $78,000 of expense for the new branch in Brewerton that opened in September of 2003 and approximately $34,000 of expense incurred related to the Company's headquarters relocation. Net income for the six-month period ended June 30, 2004 was $503,000 as compared to $382,000 for the same period in 2003.

Bridge Street Financial's total asset increased $6.7 million or 3.2% to $217.3 million at June 30, 2004 compared to total assets of $210.7 million at December 31, 2003. During the six-month period ended June 30, 2004, loans increased by $3.5 million or 2.9% to $122.2 million and securities increased by $2.0 million or 3.5% to $60.4 million. Additionally, during the six-month period ended June 30, 2004 the Company completed the renovation of a branch and moved to a new headquarters office, which resulted in an increase in premise and equipment, net of depreciation during the period of $1.3 million. During the six-month period ended June 30, 2004, the growth in assets was funded primarily by an $8.3 million or 5.5% increase in deposits.


FINANCIAL CONDITION - Total assets increased by $6.6 million or 3.1% to $217.3 million at June 30, 2004 from $210.7 million at December 31, 2003. The increase in total assets resulted primarily from an increase of $2.0 million in securities, a $3.4 million increase in net loans, and a $1.3 million increase in premises and equipment.

    Total securities increased $2.0 million or 3.5% to $60.3 million at June 30, 2004 compared to $58.3 million at December 31, 2003. Government agency obligations available for sale increased $2.1 million and mortgage-backed securities available for sale increased $1.1 million which were partially offset by a $822,000 reduction in mortgage-back securities held to maturity and a $362,000 reduction in corporate securities. The decrease in mortgage-backed securities held to maturity is the result of proceeds received for principal payments.

   The following table presents the composition of the Company's securities portfolio at the dates indicated.




                                                                       June 30,            December 31,
                                                                         2004                  2003
                                                                   -----------------     -----------------
                                                                               (In thousands)
     SECURITIES AVAILABLE FOR SALE (fair value)
U.S. Government agency obligations                               $            5,581                 3,477
Municipal securities                                                         17,429                17,280
Corporate  securities                                                         2,900                 3,262
Mortgage-backed securities                                                   22,889                21,804
Other equity securities                                                       4,309                 4,447

                                                                   -----------------     -----------------

                          Total securities                       $           53,108                50,270


     SECURITIES HELD TO MATURITY (amortized cost)
Mortgage-backed securities                                       $            7,257                 8,079




      Total loans increased by $3.4 million or 2.9% to $122.2 million at June 30, 2004 from $118.8 million at December 31, 2003. Commercial mortgages and commercial loans increased $5.0 million, or 11.1%, to $50.2 million at June 30, 2004 from $45.2 million at December 31, 2003. The growth in commercial mortgages is a result of the Company's strategy to increase commercial lending. Residential mortgages decreased $1.6 million to $59.1 million at June 31, 2003 as compared to $60.7 million at December 31, 2003. The decrease in residential mortgage loans is due to continued loan refinancing of existing portfolio mortgages into primarily fixed rate loans which were sold in the secondary market. Consumer loans were $12.9 at June 30, 2004 and December 31, 2003.

            The following table presents the composition of the Company's loan portfolio by type of loan at the dates indicated.




                                                        June 30,             December 31,
LOANS                                                     2004                   2003
                                                   -------------------     ------------------
                                                                     (in thousands)
Residential mortgage
  and home equity                                $             59,136                 60,744
Commercial mortgage                                            30,597                 25,478
Commercial                                                     19,609                 19,695
Consumer                                                       12,898                 12,850
                                                   -------------------     ------------------
                                                 $            122,240                118,767
                                                   ===================     ==================



        In addition to the previously mentioned loan balances, the Company had $315,000 of loans held for sale on June 30, 2004. The loans held for sale consisted of fixed rate residential mortgages and are carried at the lower of aggregate cost or market value.

        Bridge Street Financial's premises and equipment net of depreciation increased to $8.5 million at June 30, 2004 as compared to $7.2 million at December 31, 2003. The increase in premises and equipment is the result of capital expenditures related to branch remodeling and the new administrative office net of the disposal of the former administrative office.

         Bridge Street Financial's deposits increased by $8.3 million or 5.5% to $160.0 million at June 30, 2004 from $151.7 million at December 31, 2003. Savings and money market deposits increased by $7.3 million, demand deposits increased by $928,000 and time deposits increased $35,000.

         Bridge Street Financial's borrowings with the Federal Home Loan Bank of New York ("FHLB") were $23.3 million at June 30, 2004 and December 31, 2003.

        Shareholders' equity decreased $1.1 million during the six-month period ended June 30, 2004 to $30.2 million from $31.3 million at December 31, 2003. The decrease in shareholders' equity was primarily due to an increase in treasury stock of $871,000 resulting from the Company's previously announced stock repurchase program, a decrease of $721,000 for unrealized gains on securities available for sale and dividend payments of $238,000, which were partially offset by net income of $503,000, and an increase of $261,000 for additional paid-in capital from the exercise of stock options, the allocation of ESOP shares and amortization of restricted stock.

         At June 30, 2004, nonperforming assets were 0.55% of total assets as compared to 0.46% at December 31, 2003.




                    NONPERFORMING ASSETS                      June 30,              December 31,
                   (dollars in thousands)                       2004                    2003
                                                         --------------------     -----------------

Nonaccrual loans                                       $                 990                   645
Restructured commercial mortgage loans                                   200                   200
                                                         --------------------     -----------------
  Nonperforming loans                                                  1,190                   845

Other real estate                                                          1                   126
                                                         --------------------     -----------------
  Nonperforming assets                                 $               1,191                   971
                                                         ====================     =================

Nonperforming assets
   to total assets                                                     0.55%                 0.46%
Allowance for loan losses
   to nonperforming loans                                            106.30%               140.00%




         While management views the current level of nonperforming assets to be very manageable, future experience may be affected by regional and national economic conditions, underwriting judgments and business and personal factors affecting Bridge Street Financial's customers. At June 30, 2004, the allowance for loan losses is at a level that management believes, to the best of its knowledge, is adequate to cover known and the risk of loss inherent in the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examinations.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND
2003

         Net income was $342,000 in the three months ended June 30, 2004 compared to net income of $171,000 for the three-month period ended June 31, 2003. For the three-month period ended June 30, 2004 compared to the three-month period ended June 30, 2003, net interest income increased $172,000, and noninterest income increased $134,000. The increase in net interest income and noninterest income was partially offset by a $71,000 increase in the provision for loan losses and a $25,000 increase in noninterest expenses. Return on average equity was 4.47% in the three-month period of 2004 compared to 2.18% in the three-month period ended June 30, 2003. Return on average assets was 0.63% for the three-month period ended June 30, 2004 compared to 0.35% in the same period of 2003.


Net Interest Income

         Net interest income increased $172,000 to $1.7 million in the three-month period ended June 30, 2004 from $1.5 million in the three-months ended June 30, 2003. The increase in net interest income during the three-month period was the result of increased interest income which exceeded a slight increase in interest expense. Interest income increased $176,000 and interest expense increased $4,000. Bridge Street Financial's net interest rate margin on a tax equivalent basis of 3.88% for the three months of 2004 increased 11 basis points from the three-month period of 2003. The increase in net interest rate margin on a tax equivalent basis was due to declining rates on deposits and borrowings. For the three-month period ended June 30, 2004, net interest income on a tax equivalent basis increased $70,000 due to increases in volume of interest earning assets and interest bearing liabilities and increased $107,000 from changes in interest rates.

Interest Income

     Interest income increased $176,000 to $2,458,000 for the three-month period ended June 30, 2004 as compared to $2,282,000 for the same period in 2003. The increase in interest income is due to a $13.2 million increase in interest earning assets in 2004 compared to 2003. Interest income on a tax equivalent basis increased by $181,000, or 7.5%, to $2.6 million in the three-month period ended June 30, 2004. The increase in interest income resulted from a $195,000 increase in interest income on securities, which was partially offset by a $12,000 decrease in interest income on loans and a $2,000 decrease in interest income from federal funds sold and other short-term investments. The decrease in loan interest income was the result of a 34 basis point reduction in the average yield on loans to 5.93% in 2004 from 6.27% in 2003, which was partially offset by a $5.7 million increase in the balances of average loans. The increase in investment income resulted from an increase of $7.6 million in average securities in 2004 compared to the same period in 2003, and a 72 basis point increase in average yield in 2004 to 5.27% from 4.55% in the same period in 2003.

Interest Expense

     Interest expense increased by $4,000 to $753,000 for the three-month period ended June 30, 2004 compared to $749,000 for the three months ended June 30, 2003. The increase in interest expense resulted from higher average balances of deposits and borrowings, which was partially offset by lower rates paid on deposits and borrowings. Average interest bearing deposit balances increased $4.4 million or 3.5% compared to 2003, and average borrowings increased $9.6 million compared to 2003. The rate on deposits and borrowing decreased 18 basis points to 1.97% for the three-month period ended June 30, 2004 compared to 2.15% for the same period in 2003.



                                AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID


                                            For the three months ended June 30, 2004    For the three months ended June 30, 2003
                                            ----------------------------------------    ----------------------------------------
(dollars in thousands)                       Average                    Average       Average                    Average
                                             Balance      Interest     Yield/Rates    Balance      Interest     Yield/Rates
                                            -----------  -----------   -----------   -----------  -----------   -----------
Interest earnings assets:
Loan, gross (1)                           $    120,471 $      1,782         5.93%   $   114,812 $      1,794         6.27%
Securities, at amortized cost (2)               60,379          793         5.27%        52,739          598         4.55%
Federal funds sold and other                     9,813           24         0.98%         9,898           26         1.05%
                                            -----------  -----------   -----------   -----------  -----------   -----------

          Total interest earning assets        190,663        2,599         5.47%       177,449        2,418         5.47%

Noninterest earning assets                      25,448                                   20,175
                                            -----------                              -----------

          Total assets                         216,111                                  197,624
                                            ===========                              ===========

Interest bearing liabilities:
Savings, NOW, money market (3)                  78,695          181         0.92%        71,381          135         0.76%
Time deposits                                   51,642          313         2.43%        54,550          412         3.03%
Borrowings                                      23,284          259         4.46%        13,700          202         5.91%
                                            -----------  -----------   -----------   -----------  -----------   -----------

          Total interest bearing liabilities   153,621          753         1.97%       139,631          749         2.15%

Noninterest bearing deposits                    28,231                                   23,881
Other noninterest liabilities                    3,536                                    2,630
                                            -----------                              -----------

          Total liabilities                    185,388                                  166,142
Shareholders' equity                            30,723                                   31,482
                                            -----------                              -----------

          Total liabilities and equity         216,111                                  197,624
                                            ===========                              ===========

Excess of earnings assets over interest
          bearing liabilities                   37,042                                   37,818
                                            ===========                              ===========

Net interest income                                           1,846                                    1,669
                                                         -----------                              -----------

Tax equivalent adjustment on securities                        (141)                                    (136)
                                                         -----------                              -----------
Net interest income per consolidated
financial statements                                          1,705                                    1,533
                                                         ===========                              ===========

Net interest rate spread                                                    3.50%                                    3.31%
Net interest rate margin (4)                                                3.88%                                    3.77%
Average interest-earning assets to average
interest-bearing liabilities                                              124.11%                                  127.08%

---------------------------
(1) Includes nonaccruing loans.
(2) Includes tax equivalent adjustment for tax-exempt securities income assuming a 40% combined federal and state income tax rate. Average balance represents the amortized cost of securities excluding net unrealized gains or losses.
(3) Includes advance payments by borrowers for taxes and insurance (mortgage escrow deposits).
(4)  Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses

     The allowance for loan losses increased $49,000 during the three months ended June 30, 2004. The increase reflects provisions, charge-offs and recoveries. The provision for loan losses was $161,000 in the three-month period ended June 30, 2004, as compared to $90,000 for the same period in 2003. Charge-offs net of recoveries during the three-month period ending June 30, 2004 were $112,000 as compared to $226,000 in the same period in 2003. The Company records charge-offs when future payments on delinquent loans are doubtful. Bridge Street Financial's allowance model reflected increased allowance requirements, particularly in the commercial and commercial mortgage and consumer loan portfolios, which generally expose Bridge Street Financial to greater risk of loss than loans secured by residential real estate. Requirements for allowance provisions are based on management's assessment of inherent losses in these portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends. The allowance for loan losses as a percentage of ending loans was 1.04% at June 30, 2004 as compared to 1.00% at December 31, 2003.

Noninterest Income

     Noninterest income increased $134,000 to $909,000 for the three-month period ended June 30, 2004 compared to $775,000 for the same period in 2003. The increase in noninterest income was due primarily to a $129,000 gain on the sale of the Company's former headquarters building. Additionally, for the three-month period ended June 30, 2004, service charge income increased $47,000, which was partially offset by a decrease of $19,000 in gain on sale of loans, a $7,000 decrease in the income from the investment in bank-owned life insurance and a $17,000 decrease in other noninterest income.

Noninterest Expense

     Noninterest expense increased during the three-month period ended June 30, 2004 by $24,000 or 1.2% compared to the three-month period ended June 30, 2003. The increase is primarily the result of $78,000 increased expenses associated with a new branch in Brewerton that opened in September 2003, and $34,000 of one-time expense incurred related to the Company's headquarters relocation, which were partially offset by expense reductions that have resulted from the Company's cost reduction initiatives. For the three-month period ended June 30, 2004, salaries and employee benefits expenses increased $38,000, occupancy and equipment expenses increased $27,000 and data processing expenses increased $38,000. These increases were partially offset by a $36,000 decrease in office supplies, printing and postage costs, a $12,000 decrease in professional fees, a $15,000 decrease in director fees and a $13,000 decrease in contributions.

Income Taxes

     Income tax expense for the three-month period ended June 30, 2004 was $42,000 as compared to $3,000 for the same period in 2003. The increase in income tax expense was due primarily to an increase in income before income tax expense. The income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance. The Company's effective income tax rate is based on the projected effective income tax rate for the twelve-month period ended December 31, 2004.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

         Net income was $503,000 in the six months ended June 30, 2004 compared to net income of $382,000 for the six-month period ended June 30, 2003. For the six-month period ended June 30, 2004 compared to the six-month period ended June 30, 2003, net interest income increased $350,000, and noninterest income increased $111,000. The increase in net interest income and noninterest income was partially offset by a $71,000 increase in the provision for loan losses and a $248,000 increase in noninterest expenses. Return on average equity was 3.23% in the six-month period of 2004 compared to 2.47% in the six-month period ended June 30, 2003. Return on average assets was 0.48% for the six-month period ended June 30, 2004 compared to 0.39% in the same period of 2003.

Net Interest Income

         Net interest income increased $350,000 to $3.4 million in the six-month period ended June 30, 2004 from $3.1 million in the six months ended June 30, 2003. The increase in net interest income during the six-month period was the result of increased interest income and a decrease in interest expense. Interest income increased $273,000 and interest expense decreased $77,000. Bridge Street Financial's, net interest rate margin on a tax equivalent basis of 3.93% for the six months of 2004 increased 14 basis points from the six-month period of 2003. The increase in net interest rate margin on a tax equivalent basis was due to declining rates on deposits and borrowings. For the six-month period ended June 30, 2004, net interest income on a tax equivalent basis increased a total of $363,000, of which $279,000 is due to increases in volume of interest earning assets and interest bearing liabilities and of which $84,000 is due to changes in interest rates.

Interest Income

     Interest income increased $273,000 to $4,865,000 for the six-month period ended June 30, 2004 as compared to $4,592,000 for the same period in 2003. The increase in interest income is due to an $11.9 million increase in interest earning assets in 2004 compared to 2003. Interest income on a tax equivalent basis increased by $286,000, or 5.9%, to $5.1 million in the six-month period ended June 30, 2004. The increase in interest income resulted from a $360,000 increase in interest income on securities, which was partially offset by a $26,000 decrease in interest income on loans and a

$48,000 decrease in interest income from federal funds sold and other short-term investments. The decrease in loan interest income was the result of a 44 basis point reduction in the average yield on loans to 5.93% in 2004 from 6.37% in 2003, which was partially offset by a $7.1 million increase in the balances of average loans. The increase in investment income resulted from an increase of $11.5 million in average securities in 2004 compared to the same period in 2003, and a 23 basis point increase in average yield in 2004 to 5.27% from 5.04% in the same period in 2003.

Interest Expense

     Interest expense decreased by $77,000 to $1,465,000 for the six-month period ended June 30, 2004 compared to $1,542,000 for the six months ended June 30, 2003. The decrease in interest expense resulted from lower interest rates on deposits and borrowings, which was partially offset by higher average balances of deposits and borrowings. Average interest bearing deposit balances and borrowings increased $12.0 million or 8.6% compared to 2003. The rate on deposits and borrowing decreased 29 basis points to 1.95% for the six-month period ended June 30, 2004 compared to 2.24% for the same period in 2003.



                          AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID


                                           For the six months ended June 30,             For the six months ended June 30,
                                                         2004                                          2003
                                          ------------------------------------          ------------------------------------
(dollars in                                Average                   Average             Average                  Average
thousands)
                                           Balance     Interest     Yield/Rates          Balance    Interest     Yield/Rates
                                          ----------- -----------   ----------          ----------  ----------   -----------
Interest earnings assets:
Loan, gross (1)                         $    119,803 $     3,534        5.93%         $   112,730 $     3,560         6.37%
Securities, at amortized                      59,867       1,569        5.27%              48,369       1,209         5.04%
cost (2)
Federal funds sold and
other                                          8,528          42        0.99%              15,235          90         1.19%
                                          ----------- -----------   ----------          ----------  ----------   -----------

          Total interest earning
          assets                             188,198       5,145        5.50%             176,334       4,859         5.56%

Noninterest earning
assets                                        24,640                                       19,396
                                          -----------                                   ----------

          Total assets                       212,838                                      195,730
                                          ===========                                   ==========

Interest bearing
liabilities:
Savings, NOW, money market (3)                76,078         317        0.84%              70,662         290         0.83%
Time deposits                                 51,567         629        2.45%              54,596         851         3.14%
Borrowings                                    23,309         519        4.48%              13,700         401         5.90%
                                          ----------- -----------   ----------          ----------  ----------   -----------

          Total interest bearing             150,954       1,465        1.95%             138,958       1,542         2.24%
          liabilities

Noninterest bearing                           27,267                                       23,263
deposits
Other noninterest liabilities                  3,322                                        2,310
                                          -----------                                   ----------

          Total liabilities                  181,543                                      164,531

Shareholders' equity                          31,295                                       31,199
                                          -----------                                   ----------

          Total liabilities and              212,838                                      195,730
          equity                          ===========                                   ==========

Excess of earnings assets over
interest bearing liabilities                  37,244                                       37,376
                                          ===========                                   ==========

Net interest income                                        3,680                                        3,317
                                                      -----------                                   ----------

Tax equivalent adjustment on                               (280)                                        (267)
securities                                            -----------                                   ----------

Net interest income per
consolidated financial statements                         3,400                                        3,050
                                                      ===========                                   ==========

Net interest rate spread                                                3.55%                                         3.32%
Net interest rate margin                                                3.93%                                         3.79%
(4)
Average interest-earning assets
to average interest-bearing liabilities                               124.67%                                       126.90%

--------------------------
(1)  Includes nonaccruing loans.
(2) Includes tax equivalent adjustment for tax-exempt securities income assuming a 40% combined federal and state income tax rate. Average balance represents the amortized cost of securities excluding net unrealized gains or losses.
(3) Includes advance payments by borrowers for taxes and insurance (mortgage escrow deposits).
(4)  Equals net interest income divided by average interest-earning assets.

Provision for Loan Losses

     The allowance for loan losses increased $83,000 during the six months ended June 30, 2004. The increase reflects provisions, charge-offs and recoveries. The provision for loan losses was $251,000 in the six-month period ended June 30, 2004 as compared to $180,000 for the same period in 2003. Charge-offs net of recoveries during the six-month period ending June 30, 2004 were $168,000 as compared to $245,000 in the same period in 2003. The Company records charge-offs when future payments on delinquent loans are doubtful. Bridge Street Financial's allowance model reflected increased allowance requirements, particularly in the commercial and commercial mortgage and consumer loan portfolios, which generally expose Bridge Street Financial to greater risk of loss than loans secured by residential real estate. Requirements for allowance provisions are based on management's assessment of inherent losses in these portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends. The allowance for loan losses as a percentage of ending loans was 1.04% at June 30, 2004 as compared to 1.00% at December 31, 2003.

Noninterest Income

     Noninterest income increased $111,000 to $1,754,000 for the six-month period ended June 30, 2004 compared to $1,643,000 for the same period in 2003. The increase in noninterest income was due primarily to a $129,000 gain on the sale of the Company's former headquarters building. Additionally, for the six-month period ended June 30, 2004, service charge income increased $63,000, which was partially offset by a $83,000 decrease in net gains on securities transactions, a decrease of $32,000 in gain on sale of loans, a $14,000 decrease in the income from the investment in bank-owned life insurance.

Noninterest Expense

     Noninterest expense increased during the six-month period ended June 30, 2004 by $248,000 or 6.1% compared to the six-month period ended June 30, 2003. The increase in noninterest expense is primarily the result of $156,000 of expense associated with a new branch in Brewerton that opened in September 2003, $75,000 of severance cost related to the Company's cost reduction program and $34,000 of one-time expense incurred related to the Company's headquarters relocation, which were partially offset by expense reductions that have resulted from the Company's cost reduction initiatives. For the six-month period ended June 30, 2004, salaries and employee benefits expenses increased $238,000, occupancy and equipment expenses increased $53,000 and data processing expenses increased $42,000. These increases were partially offset by a $54,000 decrease in office supplies, printing and postage costs, a $50,000 decrease in professional fees, a $5,000 decrease in director fees, a $29,000 decrease in contributions and a $42,000 decrease in marketing costs.

Income Taxes

     Income tax expense for the six-month period ended June 30, 2004 was $62,000 as compared to $41,000 for the same period in 2003. The increase in income tax expense was due primarily to an increase in income before income tax expense. The income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance. The Company's effective income tax rate is based on the projected effective income tax rate for the twelve-month period ended December 31, 2004.




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

   Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. Such products frequently have short terms (five years or less) or interest rates that adjust at least every five years. funds are utilized to meet ongoing commitments to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of investment securities. At June 30, 2004, the Company had outstanding commitments to originate loans of approximately $15.1 million and unused letters of credit of approximately $200,000. At June 30, 2004, the Company also had certificates of deposit scheduled to mature in one year or less totaling $34.2 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. It is anticipated that the Company will continue to have sufficient deposit funds and available borrowings to meet its current commitments.

   At June 30, 2004, the Company had total borrowings from the Federal Home Loan Bank of New York (FHLB-NY) of $23.3 million. Also available to the Company are overnight and one-month borrowing facilities with the FHLB-NY, each in the amount of $10.0 million, an overnight credit plus line of $9.0 million with the FHLB-NY and a $5.0 million overnight line of credit with a commercial bank.

   The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking regulators. Failure to meet minimum capital requirements could result in certain mandatory and discretionary responses by regulators that could have a material effect on the Company's financial condition and results of operations. In addition, the ability of the Company and the Bank to pay dividends is subject to regulations administered by the banking agencies. At June 30, 2004, the Company and the Bank exceeded the capital requirements set forth by the regulators for well capitalized organizations.

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

PART II - OTHER INFORMATION

         Item 1.  Legal  Proceedings
                                None

         Item 2.  Changes in Securities and  Use of Proceeds



                                                    COMPANY PURCHASES OF EQUITY SECURITIES


                ------------------------ --------------- ------------- ------------------- --------------------
                                                                        (C) TOTAL NUMBER   (D) MAXIMUM NUMBER
                                                                         OF SHARES (OR       (OR APPROXIMATE
                                                                             UNITS)         DOLLAR VALUE) OF
                                           (A) TOTAL      (B) AVERAGE     PURCHASED         SHARES (OR UNITS)
                                           NUMBER OF      PRICE PAID    AS PART OF           THAT MAY YET BE
                                             SHARES        PER SHARE        PUBLICLY         PURCHASED UNDER
                                           (OR UNITS)      (OR UNIT)    ANNOUNCED PLANS       THE PLANS OR
                        PERIOD             PURCHASED         ($)        OR PROGRAMS (1)         PROGRAMS
                ------------------------ --------------- ------------- ------------------- --------------------
                January     1,     2004              -              -                  -             128,900
                through   January   31,
                2004...................
                ------------------------ --------------- ------------- ------------------- --------------------
                February     1,    2004
                through   February  29,
                2004...................              -              -                  -             128,900
                ------------------------ --------------- ------------- ------------------- --------------------
                March 1,  2004  through
                March 31, 2004.........              -              -                  -             128,900
                ------------------------ --------------- ------------- ------------------- --------------------
                April 1,  2004  through
                April 301, 2004........              -              -                  -             128,900
                ------------------------ --------------- ------------- ------------------- --------------------
                May  1,  2004   through
                May 31, 2004...........         52,000            $14.06          52,000             128,900
                ------------------------ --------------- ------------- ------------------- --------------------
                June  1,  2004  through         10,000            $14.05          10,000             128,900
                June 30, 2004..........
                ------------------------ --------------- ------------- ------------------- --------------------
                Total..................         62,000            $14.06          62,000             128,900
                ------------------------ --------------- ------------- ------------------- --------------------

(1) In January of 2004 the Company announced Board of Directors had approved a stock repurchase plan. Under the plan, the Company may repurchase up to 128,900 shares of common stock, or 5% of its outstanding shares. The repurchases may be made from time to time at the discretion of management of the Company. The repurchase plan will continue until the Company completes the purchase of authorized shares.

         Item 3. Defaults Upon Senior Securities

         None


         Item 4. Submission of Matters to a Vote of Security Holders


           None


          Item 5. Other Information

          (a) None

          (b) None


          Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits

         31.1 Rule 13a-14(a)/ 15d-14(a) Certifications.


         32.1 Section 1350 Certifications.

         (b) Reports on Form 8-K

                  On July 21, 2004, the Company filed a Current Report on Form 8-K regarding announced earnings for the second quarter of the 2004 fiscal year under Item 12.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Bridge Street Financial, Inc.



Date:    August 12, 2004        By: /s/ Gregory J. Kreis
                                    -------------------------------------------
                                    Gregory J. Kreis
                                    President and Chief Executive Officer



Date:    August 12, 2004        By: /s/ Eugene R. Sunderhaft
                                    -------------------------------------------
                                    Eugene R. Sunderhaft
                                    Senior Vice  President  and Chief  Financial
                                    Officer (Principal Financial and Accounting
                                    Officer)

                                                                    EXHIBIT 31.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Gregory J. Kreis, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bridge Street Financial, Inc.(the Company);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4. The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

         (c) Evaluated the effectiveness of the company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

5. The company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors:

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.


Date: August 12, 2004                     /s/ Gregory J. Kreis
                                          -------------------------------------
                                          Gregory J. Kreis
                                          President and Chief Executive Officer

                                                                    EXHIBIT 31.2
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Eugene R. Sunderhaft, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bridge Street Financial, Inc.(the Company);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4. The company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the company and have:

         (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

         (c) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (d) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors:

         (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.


Date: August 12, 2004                                /s/ Eugene R. Sunderhaft
                                                     --------------------------
                                                     Eugene R. Sunderhaft
                                                     Chief Financial Officer

                                                                    EXHIBIT 32.1



               STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE
               SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350


         The undersigned, Gregory J. Kreis, is the President and Chief Executive Officer of Bridge Street Financial, Inc. (the "Company").

         This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 (the "Report").

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



                                     By:  /s/ Gregory J. Kreis
                                        ----------------------------------
Date:  August 12, 2004                  Gregory J. Kreis
                                         President and Chief Executive Officer

                                                                    EXHIBIT 32.2



               STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE
               SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350


         The undersigned, Eugene R. Sunderhaft, is the Senior Vice President and Chief Financial Officer of Bridge Street Financial, Inc. (the "Company").

         This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2004 (the "Report").

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





Date:  August 12, 2004                By:      /s/ Eugene R. Sunderhaft
                                           -----------------------------------
                                               Eugene R. Sunderhaft
                                               Senior Vice President and Chief
                                               Financial Officer