Form 10QSB
period 2004-09-30
BRIDGE STREET FINANCIAL INC
filed 2004-11-12
CIK 1182555

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M   10-QSB

                   -----------------------------------------


[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

[   ]        TRANSITION REPORT UNDER TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER 000-50105

                   -----------------------------------------


                          BRIDGE STREET FINANCIAL, INC.
                          -----------------------------
       (Exact name of small business issuer as specified in its charter)

         Delaware                                   13-4217332
-------------------------------                     ----------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification Number)

300 STATE ROUTE 104, OSWEGO, NEW YORK                  13126
-------------------------------------                  -----
(Address of principal executive office)              (Zip Code)

Registrant's telephone number, including area code:    (315) 343-4100
                                                       --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No .
                                                             -----       -----

                  Number of shares of common stock outstanding
                             as of November 8, 2004

Class                                               Outstanding
COMMON STOCK, $.01 PAR VALUE                         2,619,769
----------------------------

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No  [ X ]

                         BRIDGE STREET FINANCIAL, INC.
                                  FORM 10-QSB
                                     INDEX

Part I   -        FINANCIAL INFORMATION                                    PAGE

      Item 1-Financial statements (unaudited):

             Consolidated Statements of Financial
             Condition at September 30, 2004 and December 31,
             2003                                                          1

             Consolidated Statements of Income
             for the three-month and nine-month  periods ended
             September 30, 2004 and September 30, 2003                     2

             Consolidated Statements of Changes in
             Shareholders' Equity for the nine-month period
             ended September 30, 2004                                      3

             Consolidated Statements of Cash Flows
             for the nine-month periods ended September
             30, 2004 and September 30, 2003                               4

             Notes to Unaudited Condensed Interim
             Consolidated Financial Statements                            5-8


      Item 2-Management's Discussion and Analysis or Plan
             of Operation                                                8-21

      Item 3-Controls and Procedures                                      21


Part II- OTHER INFORMATION

      Item 1-Legal Proceedings                                            21

      Item 2-Unregistered Sales of Equity Securities and Use of Proceeds  21-23

      Item 3-Defaults Upon Senior Securities                              23

      Item 4-Submission of Matters to a Vote of Security Holders          23

      Item 5-Other Information                                            23

      Item 6-Exhibits                                                    23

      Signatures                                                         24

                                      BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                                     Consolidated Statements of Financial Condition
                                            (In thousands, except share data)
                                                       (unaudited)


                                                                                              SEPTEMBER 30,         DECEMBER 31,
                         ASSETS                                                                  2004                   2003
                                                                                              -------------         ------------
Cash and due from banks                                                                        $  8,260                15,272
Securities available for sale, at fair value                                                     53,183                50,270
Securities held to maturity (fair value of $7,008 on September 30, 2004,
       and $8,161 on December 31, 2003)                                                           6,919                 8,079
Loans held for sale                                                                                 223                   722

Loans                                                                                           128,950               118,767
      Less: allowance for loan losses                                                             1,319                 1,183
                                                                                               --------               -------
                        Loans, net                                                              127,631               117,584
                                                                                               --------               -------
Federal Home Loan Bank stock                                                                      1,112                 1,163
Premises and equipment, net                                                                       8,575                 7,157
Accrued interest receivable                                                                       1,001                   810
Bank owned life insurance                                                                         5,990                 5,817
Other assets                                                                                      3,922                 3,778
                                                                                               --------               -------
                        Total assets                                                           $216,816               210,652
                                                                                               ========               =======


                    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
      Deposits:
           Demand                                                                                29,632                27,588
           Savings and money market                                                              79,611                72,942
           Time                                                                                  49,202                51,122
                                                                                               --------               -------
                                                                                                158,445               151,652

      Escrow deposits                                                                               926                 1,266
      Short-term debt                                                                             1,262                    --
      Long-term debt                                                                             20,050                23,250
      Other liabilities                                                                           4,935                 3,196
                                                                                               --------               -------
                        Total liabilities                                                       185,618               179,364
                                                                                               --------               -------

Shareholders' equity:
      Preferred stock, $0.01 par value, 1,000,000 shares authorized, at September 30, 2004
           and December 31, 2003, no shares issued                                                   --                    --
      Common stock, $0.01 par value, 5,000,000 shares authorized,  2,852,239 and
           2,838,160 shares issued at September 30, 2004 and  December 31, 2003                      29                    28
      Additional paid-in capital                                                                 18,012                17,814
      Unvested restricted stock awards, 28,237 and 36,948 shares at
           September 30, 2004 and December 31, 2003                                                (349)                 (433)
      Treasury stock, at cost, 232,470 shares and 170,470 shares at
           September 30, 2004 and  December 31, 2003                                             (1,756)                 (885)
      Unallocated common stock held by Employee Stock Ownership Plan (ESOP)
           45,385 and 52,762 shares at September 30, 2004 and December 31, 2003                    (142)                 (166)
      Retained earnings                                                                          14,810                14,370
      Accumulated other comprehensive income                                                        594                   560
                                                                                               --------               -------

                        Total shareholders' equity                                               31,198                31,288
                                                                                               --------               -------

                        Total liabilities and shareholders' equity                             $216,816               210,652
                                                                                               ========               =======



See accompanying notes to unaudited condensed interim consolidated financial statements.

                                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                                        Consolidated Statements of Income
                                        (In thousands, except share data)
                                                   (unaudited)


                                                             THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------    -------------------------------
                                                                     2004             2003         2004           2003
                                                                     ----             ----         ----           ----
Interest income:
      Loans                                                         $1,826           1,802        $5,360         5,362
      Securities                                                       685             532         1,974         1,474
      Federal funds sold and other short-term investments               12              20            54           110
                                                                     -----           -----         -----         -----
           Total interest income                                     2,523           2,354         7,388         6,946
                                                                     -----           -----         -----         -----
Interest expense:
      Deposits and escrow accounts                                     516             499         1,462         1,640
      Borrowings                                                       256             240           775           641
                                                                     -----           -----         -----         -----
           Total interest expense                                      772             739         2,237         2,281
                                                                     -----           -----         -----         -----
           Net interest income                                       1,751           1,615         5,151         4,665

Provision for loan losses                                              151              90           402           270
                                                                     -----           -----         -----         -----
           Net interest income after provision for loan losses       1,600           1,525         4,749         4,395
                                                                     -----           -----         -----         -----
Noninterest income:
      Service charges                                                  633             593         1,849         1,746
      Net gains on securities transactions                              41              --            45            87
      Net gains on sale of loans                                        15             269            99           385
      Increase in value of bank-owned life insurance                    58              65           173           195
      Other                                                            108             122           524           279
                                                                     -----           -----         -----         -----
           Total noninterest income                                    855           1,049         2,690         2,692
                                                                     -----           -----         -----         -----
Noninterest expenses:
      Salaries and employee benefits                                 1,050           1,089         3,281         3,082
      Occupancy and equipment                                          335             306           988           907
      Data processing                                                  226             207           664           603
      Office supplies, printing and postage                             57              78           181           256
      Professional fees                                                110             161           355           456
      Director fees                                                     34              39           113           122
      Marketing and advertising                                         39              55           127           185
      Other                                                            262             342           823           756
                                                                     -----           -----         -----         -----
           Total noninterest expenses                                2,113           2,277         6,532         6,367
                                                                     -----           -----         -----         -----
Income before income tax expense                                       342             297           907           720

Income tax expense                                                      37              45            99            86
                                                                     -----           -----         -----         -----
           Net income                                               $  305             252        $  808           634
                                                                    ======           =====        ======         =====
Basic net  income per share                                         $ 0.12            0.10        $ 0.32          0.24
                                                                    ======           =====        ======         =====
Diluted net  income per share                                       $ 0.12            0.10        $ 0.32          0.24
                                                                    ======           =====        ======         =====


See accompanying notes to unaudited condensed interim consolidated financial statements.

                                      BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                               Consolidated Statements of Changes in Shareholders' Equity
                                          Nine months ended September 30, 2004
                                            (In thousands, except share data)
                                                        (unaudited)


                                                                                        UNALLOCATED             ACCUMULATED
                                                                  UNVESTED                COMMON                   OTHER
                                                     ADDITIONAL  RESTRICTED                STOCK                  COMPRE-
                                          COMMON      PAID-IN      STOCK     TREASURY     HELD BY    RETAINED     HENSIVE
                                           STOCK      CAPITAL      AWARDS      STOCK       ESOP      EARNINGS     INCOME      TOTAL
                                          --------   ----------  ----------  --------   ----------   --------   -----------   -----
Balance at December 31, 2003              $   28      17,814        (433)       (885)      (166)     14,370          560     31,288


Purchase of treasury stock (62,000 shares)    --          --          --        (871)        --          --           --       (871)

Cash dividends ($0.14 per share)              --          --          --          --         --        (368)          --       (368)

Net proceeds from the exercise of stock
           options (14,529 shares)             1          51          --          --         --          --           --         52

Amortization of restricted stock net of
           cancellations (3,711 shares)       --         (6)          84          --         --          --           --         78

Tax benefit on exercised stock options        --          67          --          --         --          --           --         67

Allocation of ESOP stock (7,378 shares)       --          86          --          --         24          --           --        110

Comprehensive income:
       Net income                             --          --          --          --         --         808           --        808

       Other comprehensive income             --          --          --          --         --          --           34         34
                                                                                                                             -------
             Total comprehensive income                                                                                         842
                                          ------      ------        ----      ------       ----      ------          ---     ------
Balance at September 30, 2004             $   29      18,012        (349)     (1,756)      (142)     14,810          594     31,198
                                          ======      ======        ====      ======       ====      ======          ===     ======



See accompanying notes to unaudited condensed consolidated interim financial statements.

                                            BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                                                Consolidated Statements of Cash Flows
                                                           (In thousands)
                                                             (unaudited)

                                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                                ------------------------------------
                                                                                                    2004                    2003
                                                                                                ------------             -----------
Cash flows from operating activities:
       Net income                                                                               $    808                     634
       Adjustments to reconcile net income to net cash provided by operating activities:
                  Depreciation                                                                       528                     493
                  Provision for loan losses                                                          402                     270
                  Net gain on securities transactions                                               (45)                     (87)
                  Net gain on sale of loans                                                         (99)                    (385)
                  Net gain on sale of premises and equipment                                       (127)                      --
                  Net increase in cash surrender value of life insurance                           (173)                    (195)
                  Net amortization of securities premiums                                            155                     425
                  Proceeds from sale of loans held for sale                                       14,668                  50,265
                  Loans originated for sale                                                      (14,070)                (50,284)
                  ESOP stock released for allocation and amortization of  restricted stock           188                     125
                  Change in:
                        Accrued interest receivable                                                 (191)                   (199)
                        Other assets                                                                 (31)                   (429)
                        Other liabilities                                                          1,739                    (170)
                                                                                                 -------                 -------
                                       Net cash provided by operating activities                   3,752                     463
                                                                                                 -------                 -------
Cash flows from investing activities:
       Proceeds from sale of securities available for sale                                         2,984                   8,482
       Proceeds from maturity of and principal collected on securities available for sale          7,260                  16,790
       Proceeds from maturity of and principal collected on securities held to maturity            1,155                      --
       Purchases of securities available for sale                                                (13,204)                (37,633)
       Purchase of securities held to maturity                                                        --                  (8,505)
       Sales (purchase) of Federal Home Loan Bank of New York stock                                   51                    (375)
       Disbursements for loan originations net of principal collections                          (10,519)                 (8,424)
       Purchase of bank owned life insurance                                                          --                    (350)
       Proceeds from sale of premises and equipment                                                  430                      --
       Purchases of premises and equipment                                                        (2,247)                 (2,615)
                                                                                               ---------                 -------
                                       Net cash used in  investing activities                    (14,090)                (32,630)
                                                                                               ---------                 -------
Cash flows from financing activities:
       Net increase in demand, savings and money market deposits                                   8,713                   7,204
       Net decrease in time deposits                                                              (1,920)                 (3,519)
       Net decrease in escrow deposits                                                              (340)                   (238)
       Net decrease in stock subscription escrow                                                      --                 (15,107)
       Net proceeds from stock offering and reorganization                                            --                  14,214
       Net (decrease) increase in borrowings                                                      (1,938)                 10,000
       Net proceeds from the exercise of stock options                                                52                      31
       Purchase of treasury stock                                                                   (871)                   (791)
       Dividends on common stock                                                                    (368)                   (317)
                                                                                               ---------                 -------
                                       Net cash provided by financing activities                   3,328                  11,477
                                                                                               ---------                 -------
Net decrease in cash and cash equivalents                                                         (7,010)                (20,690)

Cash and cash equivalents at beginning of period                                                  15,272                  32,827
                                                                                               ---------                 -------
Cash and cash equivalents at end of period                                                     $   8,262                  12,137
                                                                                               =========                  ======

Supplemental disclosure of cash flow information:
       Cash paid during the year for:
             Interest                                                                          $   2,239                   2,263
             Income taxes                                                                             26                      84
                                                                                               =========                  ======

       Non-cash investing and financing activities:
             Minimum pension liability decrease (increase), net of tax                         $      --                     383
             Transfer of loans to real estate owned                                                   70                      --
             Adjustment of securities available for sale to fair value, net of taxes                  34                    (257)
                                                                                               =========                  ======


See accompanying notes to unaudited condensed consolidated interim financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2004


(1)      Basis of presentation

         The accompanying unaudited condensed consolidated interim financial statements include the accounts of Bridge Street Financial, Inc. ("OCNB" or the "Company") and its wholly owned subsidiary, Oswego County National Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. The statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all material adjustments necessary for fair presentation, consisting of normal accruals and adjustments, have been made in the accompanying statements. The results of operations for the interim periods presented should not be considered indicative of results that may be expected for an entire fiscal year or any other interim period. The accompanying financial statements are intended to be read in conjunction with the Company's audited financial statements and footnotes for the year ended December 31, 2003 included in the annual report on Form 10-KSB.


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


NUMBER OF SHARES UTILIZED        THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
IN PER SHARE COMPUTATIONS             2004               2003            2004                  2003
------------------------           ---------          ---------       ---------             ---------
For basic earnings per share       2,540,069          2,589,187       2,561,561             2,607,918

Added for: Stock options              82,854             58,776          85,874                58,846
           Restricted stock            3,359              3,213           3,853                 2,667
                                   ---------          ---------       ---------             ---------
For diluted earnings per share     2,626,282          2,651,176       2,651,288             2,669,431
                                   =========          =========       =========             =========

(3)   Other comprehensive (loss) income

         The following summarizes the components of other comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2004 and 2003:

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                        SEPTEMBER 30,          SEPTEMBER 30,
                                                        2004      2003       2004        2003
                                                     ---------  -------     -------    -------
                                                                    (in thousands)
Other comprehensive income, before tax:
   Net unrealized holding gain (loss) on
   securities arising during the period               $1,299    (1,432)      102       (342)

   Reclassifcation adjustment for securities
    gains included in net income                         (41)     -          (45)       (87)
                                                      ------      ----        --        ---
   Net unrealized gain (loss) on securities            1,258    (1,432)       57       (429)
   Change in minimum pension liability                     -       638         -        638
                                                      ------      ----        --        ---
   Other comprehensive income (loss) before tax        1,258      (794)       57        209
                                                      ------      ----        --        ---

   Income tax (expense) benefit related to items
     of other comprehensive income                      (503)      318       (23)       (83)
                                                      ------      ----       ---        ---
     Other comprehensive income (loss), net of tax    $  755      (476)       34        126
                                                      ======      ====       ===        ===

(4)   Stock based compensation

         Compensation expense is recognized for the Company's Employee Stock Ownership Plan ("ESOP") equal to the average fair value of shares committed to be released for allocation to participant accounts. Any difference between the average fair value of the shares committed to be released for allocation and the ESOP's original acquisition cost is charged or credited to shareholders' equity (additional paid-in capital). The cost of unallocated ESOP shares (shares not yet released for allocation) is reflected as a reduction of shareholders' equity.

         The Company accounts for stock options granted under its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation expense is recognized only if the exercise price of the options is less than the fair value of the underlying stock at the grant date. Statement of Financial Accounting Standards SFAS No. 123, Accounting for Stock-Based Compensation, encourages entities to recognize the fair value of all stock-based awards on the date of the grant as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of net income and earnings per share as if the fair-value-based method defined in SFAS No. 123 had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 and recognized the cost over the vesting period, the Company's net income and earnings per share for the three-month and nine-month periods ended September 30, 2004 and 2003 would have been reduced to the pro forma amounts indicated below:

                                        Three months ended     Nine months ended
                                           September 30,        September 30,

(in thousands, except per share data)     2004      2003       2004       2003
                                         ------    ------     ------     -------
Net income
    As reported                          $ 305      252        808         634

Add:    Stock based compensation for
        restricted stock,
        net of tax                          16       12         48          23

Deduct: Total stock-based
        compensation expense
        determined under fair
        value based method for
        all awards, net of tax              26       20         78          37
                                         -----      ---        ---         ---
    Pro forma net income                 $ 295      244        778         620
                                         =====      ===        ===         ===


Basic earnings per share:
    As reported                           0.12     0.10       0.32        0.24
    Pro forma                             0.12     0.09       0.30        0.24


Diluted earnings per share:
    As reported                           0.12     0.10       0.32        0.24
    Pro forma                             0.11     0.09       0.29        0.23


(5)   Obligations under guarantees

         The Company does not issue any guarantees that would require liability recognition or disclosures, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Since a portion of these instruments will expire unused, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Outstanding commitments on standby letters of credit at September 30, 2004 and September 30, 2003 were approximately $230,000 and $1.2 million, respectively. The fair value of the Company's standby letters of credit at September 30, 2004 and 2003 was insignificant.

(6)   Pension and Other Postretirement Plans

         The following table sets forth the components of net periodic benefit cost for the Company's defined benefit pension plan and the other postretirement benefit plan for the three-month and nine-month periods ended September 30, 2004 and 2003.


                                        Three months                                   Nine months
                                     ended September 30,                          ended September 30,

                               Pension       Other Postretirement          Pension        Other Postretirement
                               Benefits             Benefits               Benefits              Benefits
                             ------------    --------------------      --------------     --------------------
                             2004    2003       2004        2003        2004     2003       2004          2003
                             ----    ----       ----        ----        ----     ----       ----          ----
Service cost                 $ 52     44          -          -           156     132           -            -

Interest cost                  65     63         12         12           195     189          36           36

Expected return on assets     (86)   (67)         -          -          (258)   (201)          -            -

Amortization of
transition obligation           -      -          3          3             -       -           9            9

Amortization of net loss       18     18          -          -            54      54           -            -
                             ----     --         --         --           ---     ---          --           --
Net periodic benefit cost    $ 49     58         15         15           147     174          45           45
                             ====     ==         ==         ==           ===     ===          ==           ==




(7)      Recent Accounting Pronouncements

         On March 9, 2004 the Securities Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 105, Application of Accounting Principles to Loan Commitments stating that the fair value of loan commitments is to be accounted for as a derivative instrument under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, but the valuation of such commitment should not consider expected future cash flows related to service of the future loan. The Company has historically not included the change in value of expected future cash flows related to servicing in the valuation of its loan commitments and therefore the application of SAB No. 105 has no material impact.



Item 2.  Management's Discussion and Analysis or Plan of Operation

    This discussion contains certain forward-looking statements based on current expectations, estimates and projections about the Company's industry, and management's beliefs and assumptions. Words such as anticipates, assumes, expects, intends, plans, believes, estimates, projects and variations of such words and expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or otherwise.

OVERVIEW

     Bridge Street Financial, Inc. (the "Company") reported net income of $305,000 for the quarter ended September 30, 2004 compared to $252,000 for the same period of 2003. The increase in net income for the third quarter of 2004 resulted primarily from a $136,000 increase in net interest income and a $164,000 reduction in noninterest expenses, which was partially offset by a $61,000 increase in the provision for loan losses and a $194,000 reduction in noninterest income. Net income for the nine months ended September 30, 2004 was $808,000 as compared to $634,000 for the same period in 2003. The increase in net income for the nine months ended September 30, 2004 compared to the same period in 2003 is primarily due to an increase in net interest income of $486,000, which was partially offset by a $132,000 increase in the provision for loan losses, a $165,000 increase in noninterest expenses and $13,000 increase in tax expense.

    Bridge Street Financial's total assets increased $6.1 million or 2.9% to $216.8 million at September 30, 2004 compared to total assets of $210.7 million at December 31, 2003. During the nine months ended September 30, 2004, loans increased by $10.2 million or 8.6% to $129.0 million and securities increased by $1.8 million or 3.0% to $60.1 million. Additionally, during the nine months ended September 30, 2004 the Company completed the renovation of a branch and moved to a new headquarters office, which resulted in an increase in premise and equipment, net of accumulated depreciation during the period of $1.4 million. During the nine months ended September 30, 2004, the growth in assets was funded primarily by a $6.8 million or 4.5% increase in deposits.


FINANCIAL CONDITION

    Total assets increased by $6.1 million or 2.9% to $216.8 million at September 30, 2004 from $210.7 million at December 31, 2003. The increase in total assets resulted primarily from an increase of $1.8 million in securities, a $10.2 million increase in net loans, and a $1.4 million increase in premises and equipment.

    Total securities increased $1.8 million or 3.0% to $60.1 million at September 30, 2004 compared to $58.3 million at December 31, 2003. Government agency obligations available for sale increased $1.8 million, mortgage-backed securities available for sale increased $1.3 million and municipal securities available for sale increased $467,000, which were partially offset by a $1.2 million reduction in mortgage-back securities held to maturity and a $627,000 reduction in available for sale corporate securities. The decrease in mortgage-backed securities held to maturity is the result of proceeds received for principal payments.

   The following table presents the composition of the Company's securities portfolio at the dates indicated.



                                                   September 30,    December 31,
                                                       2004             2003
                                                   -------------    ------------
                                                            (In thousands)
    Securities available for sale (fair value)
    -----------------------------
U.S. Government agency obligations                   $  5,253            3,477
Municipal securities                                   17,747           17,280
Corporate securities                                    2,635            3,262
Mortgage-backed securities                             23,125           21,804
Other equity securities                                 4,423            4,447
                                                     --------           ------
                         Total securities            $ 53,183           50,270


    Securities held to maturity (amortized cost)
    ---------------------------
Mortgage-backed securities                           $   6,919           8,079



      Total loans increased by $10.2 million or 8.6% to $129.0 million at September 30, 2004 from $118.8 million at December 31, 2003. Commercial mortgages and commercial loans increased $12.0 million, or 26.5%, to $57.1 million at September 30, 2004 from $45.2 million at December 31, 2003. The growth in commercial mortgages and commercial loans is a result of the Company's strategy to increase commercial lending. Residential mortgages decreased $1.6 million to $59.2 million at September 30, 2003 as compared to $60.7 million at December 31, 2003. The decrease in residential mortgage loans is due to continued loan refinancing of existing portfolio mortgages into primarily fixed rate loans which were sold in the secondary market. Consumer loans were $12.6 at September 30, 2004 as compared to $12.9 million at December 31, 2003.

       The following table presents the composition of the Company's loan portfolio by type of loan at the dates indicated.


                                          September 30,    December 31,
          LOANS                               2004             2003
          -----                           -------------    ------------
                                                      (In thousands)
          Residential mortgage
            and home equity                $ 59,183         60,744
          Commercial mortgage                33,665         25,478
          Commercial                         23,482         19,695
          Consumer                           12,620         12,850
                                           --------        -------
                                           $128,950        118,767
                                           ========        =======




         In addition to the previously mentioned loan balances, the Company had $223,000 of loans held for sale on September 30, 2004 as compared to $722,000 at

December 31, 2003. The loans held for sale consisted of fixed rate residential mortgages and are carried at the lower of aggregate cost or market value.

         Bridge Street Financial's premises and equipment net of depreciation increased to $8.6 million at September 30, 2004 as compared to $7.2 million at December 31, 2003. The increase in premises and equipment is the result of capital expenditures related to branch remodeling and a new administrative office net of the disposal of the former administrative office.

         Bridge Street Financial's deposits increased by $6.8 million or 4.5% to $158.4 million at September 30, 2004 from $151.7 million at December 31, 2003. Savings and money market deposits increased by $6.7 million, demand deposits increased by $2.0 million and time deposits decreased $1.9 million. The increase in deposit balances is due primarily to favorable customer response to the Company's competitive deposit products.

         Bridge Street Financial's borrowings with the Federal Home Loan Bank of New York ("FHLB") were $21.3 million at September 30, 2004 as compared to $23.3 million at December 31, 2003. The reduction in borrowing from the FHLB is due to the payment of a FHLB advance that matured.

        Shareholders' equity decreased $90,000 during the nine months ended September 30, 2004 to $31.2 million from $31.3 million at December 31, 2003. The decrease in shareholders' equity was primarily due to an increase in treasury stock of $871,000 resulting from the Company's previously announced stock repurchase program and dividend payments of $368,000, which were partially offset by net income of $808,000, a $34,000 increase in net change in the unrealized gain on securities available for sale, net of tax and an increase of $307,000 from the exercise of stock options, the allocation of ESOP shares and the amortization of restricted stock.

        At September 30, 2004, nonperforming assets were 0.48% of total assets as compared to 0.46% at December 31, 2003.


              NONPERFORMING ASSETS
              --------------------               SEPTEMBER 30,      DECEMBER 31,
               (dollars in thousands)                2004              2003
                                                 -------------      ------------
       Nonaccrual loans                            $   832               645
       Restructured commercial mortgage loans          200               200
                                                   -------            ------
        Nonperforming loans                          1,032               845

       Other real estate                                12               126
                                                   -------            ------
        Nonperforming assets                       $ 1,044               971
                                                   =======            ======

       Nonperforming assets
        to total assets                               0.48%             0.46%
       Allowance for loan losses
        to nonperforming loans                      127.81%           140.00%

     While management views the current level of nonperforming assets to be very manageable, future experience may be affected by regional and national economic conditions, underwriting judgments and business and personal factors affecting Bridge Street Financial's customers. At September 30, 2004, the allowance for loan losses is at a level that management believes, to the best of its knowledge, is adequate to cover known and the risk of loss inherent in the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examinations.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         Net income was $305,000 in the three months ended September 30, 2004 compared to net income of $252,000 for the three months ended September 30, 2003. For the three months ended September 30, 2004 compared to the three months ended September 30, 2003, net interest income increased $136,000 and noninterest expenses decreased $164,000. The increase in net interest income and decrease in noninterest expenses was partially offset by a $61,000 increase in the provision for loan losses and a $194,000 decrease in noninterest income. Return on average equity was 3.88% in the three-month period of 2004 compared to 3.25% in the three-month period ended September 30, 2003. Return on average assets was 0.56% for the three-month period ended September 30, 2004 compared to 0.49% in the same period of 2003.

Net Interest Income

         Net interest income increased $136,000 to $1.8 million in the three months ended September 30, 2004 from $1.6 million in the three months ended September 30, 2003. The increase in net interest income during the three-month period was the result of increased interest income which exceeded an increase in interest expense. Interest income increased $169,000 and interest expense increased $33,000. Bridge Street Financial's net interest rate margin on a tax equivalent basis of 3.93% for the three months of 2004 decreased 2 basis points from the three-month period of 2003. For the three months ended September 30, 2004, net interest income on a tax equivalent basis increased $236,000 due to increases in volume of interest earning assets and interest bearing liabilities and decreased $101,000 from changes in interest rates.

Interest Income

     Interest income increased $169,000 to $2.5 million for the three months ended September 30, 2004 as compared to $2.4 million for the same period in 2003. The increase in interest income is due to a $14.8 million increase in interest earning assets in 2004 compared to 2003. Interest income on a tax equivalent basis increased by $168,000, or 6.7%, to $2.7 million in the three months ended September 30, 2004. The increase in interest income resulted from a $152,000 increase in interest income on securities, and a $24,000 increase in interest income on loans which was partially offset by a $8,000 decrease in interest income from federal funds sold and other short-term investments. The increase in loan interest income resulted from an $11.4 million increase in the balances of average loans which were partially offset by a reduction in the average yield on loans to 5.78% in 2004 from 6.27% in 2003. The increase in securities interest income resulted from an increase of $7.8 million in average securities in 2004 compared to the same period in 2003, and a 34 basis point increase in average yield in 2004 to 5.30% from 4.95% in the same period in 2003.

Interest Expense

     Interest expense increased by $33,000 to $772,000 for the three months ended September 30, 2004 compared to $739,000 for the three months ended September 30, 2003. The increase in interest expense resulted from higher average balances of deposits and borrowings, which was partially offset by slightly lower rates paid on deposits and borrowings. Average interest bearing deposit balances increased $5.3 million or 4.2% compared to 2003, and average borrowings increased $2.3 million compared to 2003. The average rate on deposits and borrowing decreased 1 basis points to 2.00% for the three months ended September 30, 2004 compared to 2.01% for the same period in 2003.

                              AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID


                                              For the three months ended                  For the three months ended
                                                  September 30, 2004                          September 30, 2003
                                          ------------------------------------        -----------------------------------
(dollars in thousands)                    Average                    Average            Average                 Average
                                          Balance      Interest    Yield/Rates          Balance    Interest   Yield/Rates
                                          -------      --------    -----------          -------    --------   -----------
Interest earnings assets:
Loan, gross (1)                           $125,397      $1,826        5.78%           $114,014      $1,802        6.27%
Securities, at amortized cost (2)           61,916         827        5.30%             54,082         675        4.95%
Federal funds sold and other                 3,902          12        1.22%              8,277          20        0.96%
                                          --------      ------        ----            --------      ------        ----

       Total interest earning assets       191,215       2,665        5.53%            176,373       2,497        5.62%

Noninterest earning assets                  25,979                                      27,816
                                           -------                                     -------

       Total assets                        217,194                                     204,189
                                           =======                                     =======


Interest bearing liabilities;
Savings, NOW, money market (3)              81,302         206        1.01%             73,384         131        0.71%
Time deposits                               50,169         310        2.45%             52,747         368        2.77%
Borrowings                                  21,688         256        4.68%             19,412         240        4.91%
                                          --------      ------        ----            --------      ------        ----

       Total interest bearing liabilities  153,159         772        2.00%            145,543         739        2.01%

Noninterest bearing deposits                29,717                                      25,545
Other noninterest liabilities                3,149                                       2,349
                                           -------                                     -------

       Total liabilities                   186,025                                     173,437

Shareholders' equity                        31,169                                      30,752
                                           -------                                     -------
       Total liabilities and equity        217,194                                     204,189
                                           =======                                     =======

Excess of earnings assets over
       interest bearing liabilities         38,056                                      30,830
                                           =======                                     =======

Net interest income                                      1,893                                       1,758
                                                         -----                                       -----

Tax equivalent adjustment on securities                  (142)                                       (143)
                                                         -----                                       -----
Net interest income per consolidated
       financial statements                              1,751                                       1,615
                                                         =====                                       =====
Net interest rate spread                                              3.53%                                       3.60%
Net interest rate margin (4)                                          3.93%                                       3.95%
Average interest-earning assets to
       average interest-bearing liabilities                         124.85%                                     121.18%

-------------------------
(1)  Includes nonaccruing loans.
(2) Includes tax equivalent adjustment for tax-exempt securities income assuming a 40% combined federal and state income tax rate. Average balance represents the amortized cost of securities excluding net unrealized gains or losses.
(3) Includes advance payments by borrowers for taxes and insurance (mortgage escrow deposits).
(4) Equals net interest income on a tax equivalent basis divided by average interest-earning assets.

Provision for Loan Losses

     The allowance for loan losses increased $53,000 during the three months ended September 30, 2004. The provision for loan losses was $151,000 in the three month ended September 30, 2004, as compared to $90,000 for the same period in 2003. Charge-offs net of recoveries during the three months ended September 30, 2004 were $98,000 as compared to $30,000 in the same in 2003. The Company records charge-offs when future payments on delinquent loans are doubtful. Bridge Street Financial's allowance model reflected increased allowance requirements, particularly in the commercial and commercial mortgage and consumer loan portfolios, which generally expose Bridge Street Financial to greater risk of loss than loans secured by residential real estate. Requirements for allowance provisions are based on management's assessment of inherent losses in these portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends. The allowance for loan losses as a percentage of ending loans was 1.02% at September 30, 2004 as compared to 1.00% at December 31, 2003.

Noninterest Income

     Noninterest income decreased $194,000 to $855,000 for the three months ended September 30, 2004 compared to $1,049,000 for the same period in 2003. The decrease in noninterest income was due primarily to a $254,000 reduction of net gains on sale of loans, a $7,000 decrease in the income from the investment in bank-owned life insurance and a $14,000 decrease in other noninterest income, which were partially offset by a $40,000 increase in service charge income and a $41,000 increase in net gains on securities transactions. The reduction in gains on sale of loans is the result of reduced volume of mortgage banking activity in the third quarter of 2004 compared to the third quarter of 2003.

Noninterest Expense

     Noninterest expense decreased during the three months ended September 30, 2004 by $164,000 or 7.2% compared to the three months ended September 30, 2003. The decrease in noninterest expense is primarily the result of the Company's cost reduction initiatives. For the three months ended September 30, 2004 compared to the same period in 2003, salaries and employee benefits expenses decreased $39,000, office supplies, printing and postage costs decreased $21,000, professional fees decreased $51,000, marketing costs decreased $16,000, contributions expense decreased $22,000 and other expenses decreased $58,000. The previously noted expense reductions in the third quarter of 2004 compared to the same period in 2003 were partially offset by a $29,000 increase in occupancy and equipment expenses and a $19,000 increase in data processing costs.

Income Taxes

     Income tax expense for the three months ended September 30, 2004 was $37,000 as compared to $45,000 for the same period in 2003. The income tax expense in the three-month period ended September 30, 2004 is below the same period in 2003 due to a lower effective tax rate in 2004. The Company's effective income tax rate is based on the projected effective income tax rate for the twelve-month period ended December 31, 2004. The income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

         Net income was $808,000 in the nine months ended September 30, 2004 compared to net income of $634,000 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, net interest income increased $486,000, which was partially offset by $132,000 increase in the provision for loan losses, a $2,000 reduction in noninterest income and a $165,000 increase in noninterest expenses. Return on average equity was 3.45% in the nine months of 2004 compared to 2.73% in the nine months ended September 30, 2003. Return on average assets was 0.50% for the nine months ended September 30, 2004 compared to 0.43% in the same period of 2003.

Net Interest Income

         Net interest income increased $486,000 to $5.2 million in the nine months ended September 30, 2004 from $4.7 million in the nine months ended September 30, 2003. The increase in net interest income during the nine month was the result of increased interest income and a decrease in interest expense. Interest income increased $442,000 and interest expense decreased $44,000. Bridge Street Financial's net interest rate margin on a tax equivalent basis of 3.93% for the nine months of 2004 increased 8 basis points from the same period of 2003. The increase in net interest rate margin on a tax equivalent basis was due to declining rates on deposits and borrowings. For the nine months ended September 30, 2004, net interest income on a tax equivalent basis increased $499,000. Increased volume of interest earning assets and interest bearing liabilities generated $522,000 of the net interest income increase, which was partially offset by a $23,000 reduction due to changes in interest rates.

Interest Income

     Interest income increased $442,000 to $7.4 million for the nine months ended September 30, 2004 as compared to $6.9 million for the same period in 2003. The increase in interest income is due to a $13.0 million increase in interest earning assets in 2004 compared to 2003. Interest income on a tax equivalent basis increased by $455,000, or 6.2%, to $7.8 million in the nine months ended September 30, 2004. The increase in interest income resulted from a $513,000 increase in interest income on securities, which was partially offset by a $2,000 decrease in interest income on loans and a $56,000 decrease in interest income from federal funds sold and other short-term investments. The decrease in loan interest income was the result of a 46 basis point reduction in the average yield on loans to 5.88% in 2004 from 6.34% in 2003, which was partially offset by a $8.7 million increase in the balances of average loans. The increase in securities income resulted from an increase of $10.3 million in average securities in 2004 compared to the same period in 2003, and a 28 basis point increase in average yield in 2004 to 5.29% from 5.01% in the same period in 2003.

Interest Expense

     Interest expense decreased by $44,000 to $2.24 million for the nine months ended September 30, 2004 compared to $2.28 million for the nine months ended September 30, 2003. The decrease in interest expense resulted from lower interest rates on deposits and borrowings, which was partially offset by higher average balances of deposits and borrowings. Average interest bearing deposit balances and borrowings increased $10.5 million or 7.4% compared to 2003. The rate on deposits and borrowing decreased 19 basis points to 1.97% for the nine months ended September 30, 2004 compared to 2.16% for the same period in 2003.

                   AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID


                                              For the nine months ended                  For the nine months ended
                                                  September 30, 2004                          September 30, 2003
                                          ------------------------------------        -----------------------------------
(dollars in thousands)                    Average                    Average            Average                 Average
                                          Balance      Interest    Yield/Rates          Balance    Interest   Yield/Rates
                                          -------      --------    -----------          -------    --------   -----------
Interest earnings assets:
Loan, gross (1)                            $121,681      $5,360         5.88%         $ 112,999      5,362         6.34%
Securities, at amortized cost (2)            64,555       2,396         5.29%            50,294      1,883         5.01%
Federal funds sold and other                  6,975          54         1.03%            12,890        110         1.14%
                                            -------       -----         ----            -------      -----         ----
       Total interest earning assets        189,211       7,810         5,51%           176,183      7,355         5.58%


Noninterest earning assets                   25,090                                      22,398
                                            -------                                     -------
       Total assets                         214,301                                     198,581
                                            =======                                     =======

Interest bearing liabilities;
Savings, NOW, money market (3)               77,831         524         0.90%            71,579        421         0.79%
Time deposits                                51,098         938         2.45%            53,973      1,219         3.02%
Borrowings                                   22,765         775         4.55%            15,625        641         5.48%
                                            -------       -----         ----            -------      -----         ----
       Total interest bearing liabililies   151,694       2,237         1.97%           141,177      2,281         2.16%

Noninterest bearing deposits                 28,090                                      24,032
Other noninterest liabilities                 3,264                                       2,324
                                            -------                                     -------
       Total liabilities                    183,048                                     167,533

Shareholders' equity                         31,253                                      31,048
                                            -------                                     -------
       Total liabilities and equity         214,301                                     198,581
                                            =======                                     =======
Excess of earnings assets over interest
       bearing liabilities                   37,517                                      35,006
                                            =======                                     =======

Net interest income                                       5,573                                      5,074
                                                          -----                                      -----

Tax equivalent adjustment on securities                   (422)                                      (409)
                                                          -----                                      -----
Net interest income per consolidated
       financial statements                               5,151                                      4,665
                                                          =====                                      =====
Net interest rate spread                                                3.54%                                      3.42%
Net interest rate margin (4)                                            3.93%                                      3.85%
Average interest-earning assets to
       average interest-bearing liabilities                           124.73%                                    124.80%

-----------------------------
(1)  Includes nonaccruing loans.
(2) Includes tax equivalent adjustment for tax-exempt securities income assuming a 40% combined federal and state income tax rate. Average balance represents the amortized cost of securities excluding net unrealized gains or losses.
(3) Includes advance payments by borrowers for taxes and insurance (mortgage escrow deposits).
(4) Equals net interest income on a tax equivalent basis divided by average interest-earning assets.

Provision for Loan Losses

     The allowance for loan losses increased $136,000 during the nine months ended September 30, 2004. The provision for loan losses was $402,000 in the nine month ended September 30, 2004 as compared to $270,000 for the same period in 2003. Charge-offs net of recoveries during the nine month ended September 30, 2004 were $266,000 as compared to $275,000 in the same period in 2003. Bridge Street Financial's allowance model reflected increased allowance requirements, particularly in the commercial and commercial mortgage and consumer loan portfolios, which generally expose Bridge Street Financial to greater risk of loss than loans secured by residential real estate. Requirements for allowance provisions are based on management's assessment of inherent losses in these portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends. The allowance for loan losses as a percentage of ending loans was 1.02% at September 30, 2004 as compared to 1.00% at December 31, 2003.

Noninterest Income

     Noninterest income decreased $2,000 for the nine months ended September 30, 2004 compared to the same period in 2003. The decrease in noninterest income was due primarily to a $286,000 reduction in net gains on sale of loans, a $42,000 reduction in gains on securities transactions and a $22,000 reduction of income on bank-owned life insurance. These reductions in income were offset by a $127,000 gain on the sale of the Company's former headquarters building, a $103,000 increase in service fee income and an $118,000 increase in other noninterest income. The reduction in net gains on the sale of loans was the result of a reduction in volume of mortgage banking transactions.

Noninterest Expense

     Noninterest expense increased during the nine months ended September 30, 2004 by $165,000 or 2.6% compared to the nine months ended September 30, 2003. The increase in noninterest expense is primarily the result of $162,000 of increased expense associated with a new branch in Brewerton that opened in September 2003, $75,000 of severance cost related to the Company's cost reduction program and $34,000 of expense incurred related to the Company's headquarters relocation, which were partially offset by expense reductions that have resulted from the Company's cost reduction initiatives. For the nine months ended September 30, 2004, salaries and employee benefits expenses increased $199,000, occupancy and equipment expenses increased $81,000 and data processing expenses increased $61,000. These increases were partially offset by a $75,000 decrease in office supplies, printing and postage costs, a $101,000 decrease in professional fees, a $51,000 decrease in contributions and a $58,000 decrease in marketing costs.

Income Taxes

     Income tax expense for the nine months ended September 30, 2004 was $99,000 as compared to $86,000 for the same period in 2003. The increase in income tax expense was due primarily to an increase in income before income tax expense. The effective income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance.




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

   Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. Such products frequently have short terms (five years or less) or interest rates that adjust at least every five years. Funds are utilized to meet ongoing commitments to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and to maintain a portfolio of investment securities. At September 30, 2004, the Company had outstanding commitments to originate loans of approximately $12.7 million and unused letters of credit of approximately $230,000. At September 30, 2004, the Company also had certificates of deposit scheduled to mature in one year or less totaling $32.8 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. It is anticipated that the Company will continue to have sufficient deposit funds and available borrowings to meet its current commitments.

   At September 30, 2004, the Company had total borrowings from the FHLB of $21.3 million. Also available to the Company are overnight and one-month borrowing facilities with the FHLB, each in the amount of $10.4 million, an overnight credit plus line of $9.0 million with the FHLB and a $5.0 million overnight line of credit with a commercial bank.

   The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking regulators. Failure to meet minimum capital requirements could result in certain mandatory and discretionary responses by regulators that could have a material effect on the Company's financial condition and results of operations. In addition, the ability of the Company and the Bank to pay dividends is subject to regulations administered by the banking agencies. At September 30, 2004, the Company and the Bank exceeded the capital requirements set forth by the regulators for well capitalized organizations.

Off Balance Sheet Arrangements

   The Company does not have any off balance sheet arrangements that have, or in management's opinion, are reasonably likely to have, a current or future affect on the Company's financial condition, revenue or expenses, results of operations, liquidity, capital resources or expenditures that is material to investors.



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

         Item 1.    Legal  Proceedings
                    None

         Item 2.    Unregistered Sales of Equity Securities and  Use of Proceeds

                             COMPANY PURCHASES OF EQUITY SECURITIES

-------------------------------------------------------------------------------------------------
                                                                  (C) TOTAL       (D) MAXIMUM
                                                                   NUMBER OF       NUMBER (OR
                                                                    SHARES        APPROXIMATE
                                                                  (OR UNITS)      DOLLAR VALUE)
                                                                  PURCHASED AS     OF SHARES
                                (A) TOTAL      (B) AVERAGE          PART OF        (OR UNITS)
                                 NUMBER OF      PRICE PAID         PUBLICLY        THAT MAY YET
                                  SHARES        PER SHARE          ANNOUNCED       BE PURCHASED
                                (OR UNITS)      (OR UNIT)          PLANS OR       UNDER THE PLANS
        PERIOD                  PURCHASED         ($)             PROGRAMS (1)     OR PROGRAMS
-------------------------------------------------------------------------------------------------
January     1,     2004
through   January   31,
2004...................              -              -                  -             128,900
-------------------------------------------------------------------------------------------------
February     1,    2004
through   February  29,
2004...................              -              -                  -             128,900
-------------------------------------------------------------------------------------------------
March 1,  2004  through
March 31, 2004.........              -              -                  -             128,900
-------------------------------------------------------------------------------------------------
April 1,  2004  through
April 30, 2004........               -              -                  -             128,900
-------------------------------------------------------------------------------------------------
May  1,  2004   through
May 31, 2004...........         52,000            $14.06          52,000              76,900
-------------------------------------------------------------------------------------------------
June  1,  2004  through
June 30, 2004..........         10,000            $14.05          10,000              66,900
-------------------------------------------------------------------------------------------------
July  1,  2004  through
July 31, 2004..........              -              -                  -              66,900
-------------------------------------------------------------------------------------------------
August 1, 2004  through
August 31, 2004........              -              -                  -              66,900
-------------------------------------------------------------------------------------------------
September    1,    2004
through  September  30,
2004...................              -              -                  -              66,900
-------------------------------------------------------------------------------------------------
Total..................         62,000            $14.06          62,000              66,900
-------------------------------------------------------------------------------------------------


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

         Item 3.           Defaults Upon Senior Securities

         None


         Item 4.           Submission of Matters to a Vote of Security Holders


         None


         Item 5.           Other Information

         (a)  None

         (b)  None


         Item 6.           Exhibits


31.1     Rule 13a-14(a)/ 15d-14(a) Certification
31.2     Rule 13a-14(a)/ 15d-14(a) Certification


32.1     Section 1350 Certifications.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Bridge Street Financial, Inc.



Date:    November 10, 2004             By: /s/ Gregory J. Kreis
                                           -------------------------------------
                                           Gregory J. Kreis
                                           President and Chief Executive Officer



Date:    November 10, 2004             By: /s/ Eugene R. Sunderhaft
                                           -------------------------------------
                                           Eugene R. Sunderhaft
                                           Senior Vice President and Chief
                                           Financial Officer (Principal
                                           Financial and Accounting Officer)

                                                                    EXHIBIT 31.1

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Gregory J. Kreis, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of Bridge Street Financial, Inc. (the Company);

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

      (b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

   5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors:

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

   Date:   November 10, 2004              /s/ Gregory J. Kreis
                                          --------------------------------------
                                          Gregory J. Kreis
                                          President and Chief Executive Officer

                                                                    EXHIBIT 31.2

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Eugene R. Sunderhaft, certify that:

   1. I have reviewed this quarterly report on Form 10-QSB of Bridge Street Financial, Inc. (the Company);

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

        (b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        (c) Disclosed in this report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

   5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and the audit committee of the Company's board of directors:

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


Date:    November 10, 2004                     /s/ Eugene R. Sunderhaft
                                               --------------------------------
                                               Eugene R. Sunderhaft
                                               Chief Financial Officer

                                                                    EXHIBIT 32.1


               STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE
               SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

     The undersigned, Gregory J. Kreis, is the President and Chief Executive Officer of Bridge Street Financial, Inc. (the "Company").

     This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10 QSB for the quarter ended September 30, 2004 (the "Report").

     By execution of this statement, I certify that:

          A) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)), and

          B) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350. It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934, as amended. A signed original of this statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                     By:   /s/ Gregory J. Kreis
                                           -------------------------------------
Date:  November 10, 2004                              Gregory J. Kreis
                                           President and Chief Executive Officer

                                                                    EXHIBIT 32.1


               STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE
               SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350


         The undersigned, Eugene R. Sunderhaft, is the Senior Vice President and Chief Financial Officer of Bridge Street Financial, Inc. (the "Company").

         This statement is being furnished in connection with the filing by the Company of the Company's Quarterly Report on Form 10 QSB for the quarter ended September 30, 2004 (the "Report").

         By execution of this statement, I certify that:

               A) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m(a) or 78o(d)) and

               B) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         This statement is authorized to be attached as an exhibit to the Report so that this statement will accompany the Report at such time as the Report is filed with the Securities and Exchange Commission, pursuant to Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350. It is not intended that this statement be deemed to be filed for purposes of the Securities Exchange Act of 1934, as amended. A signed original of this statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.






Date:  November 10, 2004                       By:   /s/ Eugene R. Sunderhaft
                                                     ---------------------------
                                               Eugene R. Sunderhaft
                                               Senior Vice President and Chief
                                               Financial Officer