Form 10-K
period 2004-12-31
BRIDGE STREET FINANCIAL INC
filed 2005-03-31
CIK 1182555

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.: 000-50105

                          BRIDGE STREET FINANCIAL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Delaware                                          13-4217332
 (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

                      300 State Route 104, Oswego NY 13126
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (315) 343-4100
                (REGISTRANT TELEPHONE NUMBER INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

Check if there is no disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Act). Yes [ ] No [x]

As of March 21, 2005, the registrant had 2,558,149 shares of common stock, $.01 par value, issued and outstanding.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 2005, was $40,467,008. This figure was based on the closing price as of March 21, 2005 on The Nasdaq Stock Market for a share of the registrant's common stock, which was $17.94 on March 21, 2005.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [x]

                      DOCUMENTS INCORPORATED BY REFERENCE.



Portions of the Annual Report to Stockholders for the year ended December 31, 2004 are incorporated by reference into Parts I and II of this Form 10-K.

                          BRIDGE STREET FINANCIAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2004

                                TABLE OF CONTENTS

ITEM                                 PART I                                 PAGE

 1    BUSINESS                                                                 1
 2    PROPERTIES                                                              34
 3    LEGAL PROCEEDINGS                                                       34

                                     PART II

 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                     34
 5    MARKET FOR  REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER             34
      MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
 6    SELECTED FINANCIAL DATA                                                 36
 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION             38
      AND RESULTS OF OPERATIONS
 7A   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK               38
 8    FINANCIAL STATEMENTS AND SUPPLIMENTARY DATA                             38
 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING             39
      AND FINANCIAL DISCLOSURE
 9A   CONTROLS AND PROCEDURES                                                 39
 9B   OTHER INFORMATION                                                       39

                                    PART III

 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                      39
 11   EXECUTIVE COMPENSATION                                                  41
 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT          46
      AND RELATED STOCKHOLDER MATTERS
 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                          48
 14   PRINCIPAL ACCOUNTING FEES AND SERVICES                                  49
 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES                                 49

                           FORWARD LOOKING STATEMENTS

         This Annual Report on form 10-K contains "forward-looking statements" which may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition and results of operation and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

         o        general and local economic conditions;

         o changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values, and competition;

         o        changes in accounting principals, policies, or guidelines;

         o        changes in legislation or regulation; and

         o other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products, and services.

         Any or all of our forward-looking statements in this Annual Report on form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties. Consequently, no forward-looking statements can be guaranteed. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

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

         As a result of the second step conversion, Bridge Street Financial became the holding company for Oswego County Savings Bank, which was founded in 1870 as a New York Savings Bank and converted to a national bank on January 15, 2003. Oswego County MHC and Oswego County Bancorp, Inc. no longer exist following the second step conversion and stockholders of Oswego County Bancorp, Inc. became stockholders of Bridge Street Financial, based upon the exchange ratio. All per share data and information prior to January 3, 2003 refers to Oswego County Bancorp, Inc. and has been restated to reflect the effect of the increased shares resulting from the share issuance and exchange resulting from the second step conversion. Prior to the second step conversion, the common stock of Oswego County Bancorp, Inc. traded under to symbol "OCSB.OB."

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

         Unemployment in Onondaga County, however, has been lower than the national average at 4.8% compared to 5.4% nationally for December 2004. Median household income and the total number of households in Onondaga County have increased 2.7% and 0.1% respectively from 1990 to 2001 and 2.2% and 0.7% in Oswego County. While Oswego County's median household income has increased, it is lower than the national average.

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

         We held approximately 14% of the market share in deposits as of June 30, 2004 in Oswego County, New York. We were the fourth largest market share of deposits in Oswego County.

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

LENDING ACTIVITIES

         GENERAL. At December 31, 2004, our total loans amounted to $134.6 million. Net of the $1.4 million allowance for loan losses, loans were $133.2 million at December 31, 2004 representing 60.9% of total assets. Oswego County National Bank offers the following types of loans:

                  o        one-to-four family residential mortgages;

                  o        home equity loans;

                  o        commercial mortgages;

                  o        commercial loans; and

                  o        consumer loans.

         At December 31, 2004, $62.1 million or 46.2% of total loans consisted of residential mortgage and home equity loans. Commercial mortgage loans totaled $35.5 million on that date, representing 26.4% of total loans. Commercial loans totaled $24.7 million or 18.4% of total loans and consumer loans totaled $12.2 million or 9.0% of total loans at December 31, 2004. Our strategy is to diversify our banking products with an emphasis on increasing our commercial loans, commercial mortgages and consumer loans.

         The types of loans that we may originate are subject to federal laws and regulations. Interest rates charged on loans are affected principally by loan demand and the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general economic conditions, the monetary policy of the federal government, including the Federal Reserve, legislative and tax policies, and governmental budgetary matters.

         A national bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2004, our in-house policy limits on loans to one borrower was $1.5 million.

         LOAN PORTFOLIO. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.



                                                                            AT DECEMBER 31,
                                        ------------------------------------------------------------------------------------
                                                     2004                         2003                         2002
                                        --------------------------   --------------------------   --------------------------
                                           AMOUNT            %          AMOUNT           %           AMOUNT           %
                                        -------------   ----------   -------------   ----------   -------------   ----------
                                                         (DOLLARS IN THOUSANDS)
Residential mortgages and home equity
    loans............................   $     62,102        46.16%   $     60,744        51.15%   $     62,182        57.79%
Commercial mortgages.................         35,535        26.41          25,478        21.45          22,603        21.01
Commercial loans.....................         24,743        18.39          19,695        16.58          13,005        12.09
Consumer loans.......................         12,171         9.04          12,850        10.82           9,803         9.11
                                        ------------    ---------    ------------    ---------    ------------    ---------
      Total loans....................        134,551       100.00%        118,767       100.00%        107,593       100.00%
                                                        =========                    =========                    =========
      Allowance for loan losses......         (1,352)                      (1,183)                      (1,190)
                                        ------------                 ------------                 ------------
           Net loans.................   $    133,199                 $    117,584                 $    106,403
                                        ============                 ============                 ============




                                                            AT DECEMBER 31,
                                        -------------------------------------------------------
                                                     2001                         2000
                                        --------------------------   --------------------------
                                            AMOUNT           %          AMOUNT           %
                                        -------------   ----------   -------------   ----------
                                                         (DOLLARS IN THOUSANDS)
Residential mortgages and home equity
    loans............................   $     67,004        63.91%   $     63,979        73.47%
Commercial mortgages.................         15,626        14.90          10,762        12.36
Commercial loans.....................         13,690        13.06           7,651         8.79
Consumer loans.......................          8,529         8.13           4,689         5.38
                                        ------------    ---------    ------------    ---------
      Total loans....................        104,849       100.00%         87,081       100.00%
                                                        =========                    =========
      Allowance for loan losses......           (932)                      (1,121)
                                        ------------                 ------------
           Net loans.................   $    103,917                 $     85,960
                                        ============                 ============



         LOAN MATURITY AND REPRICING. The following tables show the repricing dates or contractual maturity dates as of December 31, 2004. The tables do not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less.



                                                                         DECEMBER 31, 2004
                                        ----------------------------------------------------------------------------
                                        RESIDENTIAL MORTGAGES AND   COMMERCIAL   COMMERCIAL    CONSUMER
                                           HOME EQUITY LOANS        MORTGAGES      LOANS        LOANS       TOTALS
                                        -------------------------   ----------   ----------   ----------   ---------
                                                                         (IN THOUSANDS)
AMOUNTS DUE:
Within one year......................   $     10,187                $        1   $   13,324   $    4,282   $  27,794

After one year:
     One to three years..............            844                       127        2,450        1,542       4,963
     Three to five years.............          1,266                       253        3,421        2,144       7,084
     Five to fifteen years...........         20,669                    15,730        2,338        2,743      41,480
     Over fifteen years..............         29,136                    19,424        3,210        1,460      53,230
                                        ------------                ----------   ----------   ----------   ---------
Total due after one year.............         51,915                    35,534       11,419        7,889     106,757
                                        ------------                ----------   ----------   ----------   ---------
TOTAL AMOUNT DUE:                       $     62,102                $   35,535   $   24,743   $   12,171   $ 134,551
                                        ============                ==========   ==========   ==========   =========

         The following tables present, as of December 31, 2004, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2005 and whether such loans have fixed interest rates or adjustable interest rates.


                                               DUE AFTER DECEMBER 31, 2005
                                        --------------------------------------
                                           FIXED       ADJUSTABLE     TOTAL
                                        ------------   ----------   ----------
                                                     (IN THOUSANDS)
Residential mortgages and
  home equity loans..................   $     11,622   $   40,293   $   51,915
Commercial mortgages.................              -       35,534       35,534
Commercial loans.....................          6,424        4,995       11,419
Consumer loans.......................          7,888            -        7,889
                                        ------------   ----------   ----------
  Total loans........................   $     28,511   $   69,837   $  106,757
                                        ============   ==========   ==========


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

         The following table shows total loans originated and repaid during the periods indicated.

                                             FOR THE YEARS ENDED DECEMBER 31,
                                        ----------------------------------------
                                            2004           2003          2002
                                        -------------   ----------   -----------
                                                      (IN THOUSANDS)
LOANS:
    Balance outstanding at beginning
      of period......................   $    118,767    $ 107,593    $  104,849

LOAN ORIGINATIONS:
    Residential mortgages and home
      equity loans...................         33,248       76,099        49,572
    Commercial mortgages.............         12,858        9,297        10,725
    Commercial loans.................         15,181        9,725         7,814
    Consumer loans...................          3,605        7,737         4,884
                                        ------------    ---------    ----------
         Total loans originated......         64,892      102,858        72,995
                                        ------------    ---------    ----------

COMMERCIAL LOANS PURCHASED...........              -            -             -

LOAN PRINCIPAL REDUCTIONS:
    Loans sold.......................         16,819       58,934        36,552
    Payments received on loans.......         31,885       31,385        31,948
    Loans held for sale..............            334          722         1,555
    Loans charged off or transferred
      to other real estate...........             70          643           196
                                        ------------    ---------    ----------
         Total deductions............         49,108       91,684        70,251
                                        ------------    ---------    ----------

         Ending balance..............   $    134,551    $ 118,767    $  107,593
                                        ============    =========    ==========

RESIDENTIAL LENDING

         RESIDENTIAL MORTGAGES. Historically, we have concentrated our lending activities on the origination of loans secured primarily by first mortgage liens on existing one-to-four family residences and home equity loans secured by second mortgages on one-to-four family residences. At December 31, 2004, $62.1 million or 46.2% of total loans consisted of such loans.

         From the early 1980s until early 1998, we originated primarily adjustable-rate residential mortgage loans in order to manage our interest-rate risk. However, in February 1998, we commenced the origination of long-term, fixed-rate one-to-four family residential mortgage loans in order to provide a full range of products to our customers, but only under terms, conditions and documentation which conform to standards which permit their resale in the secondary market. Our fixed-rate loans range from terms of 15, 20, or 30 years. Since September 2001, we have sold the majority of fixed-rate loans originated in the secondary market with all servicing retained. Loans serviced for others at December 31, 2004 totaled $99.5 million. For the year ended December 31, 2004, we sold 50.6% of residential mortgage loans originated. All residential mortgage loans sold in the secondary market are sold to Freddie Mac. Loans sold under Freddie Mac guidelines are sold with no right of recourse.

         Adjustable-rate, one-to-four family, residential mortgage loans generally have up to 30-year terms and an interest rate which adjusts every year, three years or five years in accordance with a designated index (currently the weekly average yield on U.S. Treasury securities adjusted to a constant comparable maturity of one year, three years or five years, respectively, as made available by the Federal Reserve Board). Oswego County National Bank generally does not offer deeply discounted interest rates. Loans generally have a cap on the amount of any increase or decrease in the interest rate during the applicable adjustment period, and various caps, depending on when the loan was originated, on the amount which the interest rate can increase or decrease over the life of the loan. Adjustable-rate loans currently being originated are not assumable without Oswego County National Bank's consent, and do not contain prepayment penalties.

         Oswego County National Bank has not engaged in the practice of establishing a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Approximately $50.3 million or 81.1% of the permanent residential mortgage loans in the loan portfolio at December 31, 2004 had adjustable interest rates.

         The demand for adjustable-rate loans in Oswego County National Bank's primary market area has been a function of several factors, including the level of interest rates, the expectations for changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. Through mid-1999, interest rate levels were conducive to originations of our fixed rate residential mortgages. As interest rates continued to rise in the latter part of 1999 and in 2000, borrowers have preferred adjustable rate loans and originations of such loans continued to increase during 2000. During 2003, 2002, and 2001, mortgage rates declined and as a result of the lower rate environment, borrowers' preference shifted to fixed-rate loans. During 2004 a limited number of borrowers' used adjustable rate mortgages.

         Pursuant to underwriting guidelines adopted by the Board of Directors, Oswego County National Bank lends up to 100% of the appraised value of the property securing a one-to-four family residential loan, and generally requires borrowers to obtain private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value of the security property. Oswego County National Bank generally requires title insurance insuring the priority and validity of its mortgage lien, as well as fire and extended coverage casualty insurance in order to protect the properties securing its residential and other mortgage loans. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which Oswego County National Bank makes disbursements for items such as real estate taxes, hazard insurance premiums and mortgage insurance premiums as they become due. The properties securing mortgage loans are appraised by independent appraisers licensed in New York State.

         Home equity loans are typically originated for up to 90% of the appraised value, less the amount of any existing prior liens on the property. Oswego County National Bank secures home equity loans with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage. There is a maximum term of ten years on fixed-rate and 15 years on adjustable-rate home equity loans. At December 31, 2004, home equity loans totaled $50,000 or 0.04% of total loans.

         Oswego County National Bank also offers home equity lines of credit in amounts of up to 80% of the appraised value, or 90% if Oswego County National Bank already has a first lien on the property, less the amount of existing prior liens. At December 31, 2004, home equity lines of credit totaled $10.2 million or 7.6% of total loans.

COMMERCIAL LENDING

         GENERAL. We view our emphasis on commercial lending as a natural outgrowth of traditional community banking services. Since 1998, we have made a major commitment to commercial lending (involving commercial loans and commercial mortgages) as a means to increase the yield on our loan portfolio and attract lower cost transaction deposit accounts. Oswego County National Bank has worked to develop a niche of making commercial loans to the small and medium sized companies in a wide variety of industries located in Oswego and Onondaga counties and, to a lesser extent, Jefferson, Cayuga and Oneida counties. In particular, Oswego County National Bank has expanded its lending to the business community located in Onondaga County which comprises a growing sector of its market area. Because of this strategy to expand our business banking on both the lending and deposit side, we believe that our conversion to a national bank has been beneficial for implementation of our business plan. Oswego County National Bank offers these businesses a variety of traditional loan products and commercial services administered by Oswego County National Bank's commercial sales department which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, consolidation, real estate, working capital, vehicle purchases and the refinancing of existing corporate debt. Oswego County National Bank also offers a variety of deposit products to serve the needs of its commercial customers. In addition, in 2002, to better serve the banking needs of its commercial customers, Oswego County National Bank opened a new branch in Liverpool, Onondaga County that offers 24-hour access to a business banking suite to make deposits and/or obtain coin and currency, providing commercial customers with 24-hour convenience to make deposits to their accounts and get rolled coin for opening the next morning.

         We have staffed our commercial sales department with three officers with considerable commercial lending expertise in our market area and have developed a staff to support the commercial sales department. We also have a product manager who works with each commercial loan officer to promote complementary loan and deposit products.

         Oswego County National Bank is also an approved lender of the Small Business Administration ("SBA") in order to better serve the needs of local businesses while simultaneously reducing credit risk. At December 31, 2004, the commercial loan portfolio included $5.8 million of loans guaranteed by government agencies.

         COMMERCIAL MORTGAGE LOANS. The majority of commercial mortgage loans are secured by mixed-use properties (partly commercial and partly residential) and apartment buildings located in Oswego County National Bank's primary market area. At December 31, 2004 all commercial mortgage loans were collateralized by properties and approximately 24.4% of Oswego County National Bank's commercial loans were collateralized by properties in the bank's lending area. Oswego County National Bank originates commercial real estate loans to finance the purchase of real property, which generally consists of apartment buildings, business properties, multi-family investment properties and construction loans to developers of commercial and residential properties. In underwriting commercial real estate loans, consideration is given to the property's historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2004, our commercial real estate loan portfolio consisted of 180 loans, totaling $35.5 million, or 26.4% of total loans.

         Substantially all of the commercial real estate portfolio consists of loans which are collateralized by properties in Oswego County National Bank's normal lending area. Oswego County National Bank's commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower. Oswego County National Bank generally lends up to a maximum loan-to-value ratio of 80% on commercial properties and requires a minimum debt coverage ratio of 1.20x. Oswego County National Bank's largest loan relationship consists of one commercial mortgage loan of $1,938,594 at December 31, 2004

         In addition to interest earned on loans, Oswego County National Bank may receive loan origination fees or "points" on the origination of commercial mortgage loans. Loan points are a percentage of the principal amount of the mortgage loan which is charged to the borrower at the time the loan is originated.

         Commercial mortgage lending is generally considered to involve a higher degree of risk than one-to-four family residential lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally.

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

         COMMERCIAL LOANS. Oswego County National Bank offers commercial loan products and services which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, consolidation, municipal loans, working capital, vehicle purchases and the financing of existing corporate debt. Oswego County National Bank offers business installment loans, vehicle and equipment financing, lines of credit, equipment leasing and other commercial loans. At December 31, 2004, our commercial loan portfolio consisted of 272 loans, totaling $24.7 million or 18.4% of our total loans. Since December 31, 2000, commercial loans have grown $17.1 million from $7.7 million.

         We had not been an active originator of such loans until 1998 when an experienced commercial lending manager joined Oswego County Savings Bank and began developing and promoting our related loan products. Since that time, we have added three commercial loan officers and a support person. Oswego County National Bank may hire additional commercial loan officers on an as needed basis in connection with its potential branch expansion.

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

         As part of Oswego County National Bank's strategy of increasing its emphasis on commercial lending, Oswego County National Bank seeks to attract its business customers' entire banking relationship. Oswego County National Bank also provides complementary commercial products and services, including an equipment leasing program with a third party vendor, a variety of commercial deposit accounts, cash management services, a broad ATM network and night deposit services. Commercial loan officers are based in its main and branch offices, and Oswego County National Bank views its recent and potential branch expansion as a means of facilitating these commercial relationships. Oswego County National Bank intends to use the proceeds of the stock offering to continue to expand the volume of its business products and services within its current underwriting standards.

         Oswego County National Bank's commercial loan portfolio does not have any significant loan concentration by type of property or borrower. At December 31, 2004, our largest commercial loan was $874,993.

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

CONSUMER LENDING

         Oswego County National Bank makes loans for a wide variety of personal or consumer purposes. The consumer loans offered include secured and unsecured personal lines of credit, home equity lines of credit, as well as loans secured by deposit accounts, automobile loans, recreational vehicle loans, boat loans, and manufactured home loans. At December 31, 2004, $12.2 million or 9.0% of total loans consisted of consumer loans. Oswego County National Bank originates consumer loans in order to provide a full range of financial services to customers and because such loans generally have shorter terms and higher interest rates than one-to-four family residential mortgage loans.

         Loans secured by deposit accounts amounted to $168,000 or 0.2% of total loans at December 31, 2004. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. Oswego County National Bank offers automobile and recreational vehicle loans on both new and used vehicles, with most of the loans secured by used vehicles. Automobile and recreational vehicle loans have terms of up to five years and have fixed interest rates. Such loans amounted to $3.9 million or 2.9% of total loans at December 31, 2004. Unsecured personal loans amounted to $2.3 million or 1.7% of total loans at December 31, 2004. Unsecured personal lines of credit amounted to $3.9 million or 2.9% of total loans at December 31, 2004. Manufactured home loans amounted to $1.8 million or 1.3% of total loans at December 31, 2004. Secured personal loans amounted to $50,000 of total loans at December 31, 2004.

         Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans but generally involve more credit risk than residential mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. At December 31, 2004, we did not have any repossessed collateral on our books. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

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

         A loan is placed on non-accrual status when it is 90 days or more past due or sooner if there is doubt as to the collection of principal or interest. In addition, Oswego County National Bank places any loan on non-accrual status if any part of it is classified as doubtful or loss (or if any part has been charged off). When a loan is placed on non-accrual status, total interest accrued and unpaid to date is reversed and charged to interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Loans are removed from non-accrual status when they become current as to principal and interest, or when, in the opinion of management, the loans are expected to be fully collectible as to principal and interest.

         Real estate acquired by Oswego County National Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified, under generally accepted accounting principles, as real estate owned until sold. At December 31, 2004, other real estate owned was $6,000. Real estate owned properties are carried at fair value minus estimated costs to sell the property. Write downs to estimated fair value at the time of foreclosure are charged to the allowance for loan losses. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized. Adjustments to the carrying value of such properties that result from subsequent declines in fair value are charged to operations in the period in which the decline occurs.

         ASSET QUALITY COMMITTEE AND DELINQUENT LOAN REVIEW. Oswego County National Bank has an Asset Quality Committee that meets every other week to review every delinquent loan. The Committee is chaired by Mr. Kreis, the President and CEO, and the members include a full-time collection staff person, the head of Retail/Commercial Banking, and the head of Sales Support (operations). The Asset Quality Committee assesses the quality of the loan portfolio, reviews trends, recommends and follows legal actions, reviews the status of any real estate owned properties or other repossessed collateral, reviews the "Watchlist" and any necessary loan grading changes, and assesses the adequacy of the loan loss reserve. Any loan that is seriously delinquent has the loan file pulled for a review of the original underwriting to see if a problem could have been detected at the time of the loan.

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



                                                                                   AT DECEMBER 31,
                                                        ----------------------------------------------------------------
                                                           2004          2003         2002          2001         2000
                                                        ----------   -----------   ----------   -----------   ----------
                                                                               (DOLLARS IN THOUSANDS)
NONACCRUAL LOANS:
   Residential mortgages and home
    equity loans.....................................   $     870    $      495    $     604    $      520    $     335
   Commercial mortgages and loans....................         103            83           88           110          705
   Consumer..........................................          82            67           65           124           43
                                                        ---------    ----------    ---------    ----------    ---------
      Total..........................................       1,055           645          757           754        1,083
Restructured commercial mortgage loan................           -           200          200           220          220
                                                        ---------    ----------    ---------    ----------    ---------
Total nonperforming loans............................       1,055           845          957           974        1,303
                                                        ---------    ----------    ---------    ----------    ---------
FORECLOSED ASSETS:
   Residential real estate...........................           6           126            8             -          165
                                                        ---------    ----------    ---------    ----------    ---------
Total nonperforming assets...........................   $   1,061    $      971    $     965    $      974    $   1,468
                                                        =========    ==========    =========    ==========    =========
Nonperforming assets to total assets.................        0.49%         0.46%        0.49%         0.60%        1.08%
                                                        =========    ==========    =========    ==========    =========
Nonperforming loans to total assets..................        0.48%         0.40%        0.49%         0.60%        0.95%
                                                        =========    ==========    =========    ==========    =========


         Oswego County National Bank had no accruing loans which were more than 90 days delinquent at December 31, 2004 and 2003. If all nonaccruing loans had been current in accordance with their terms during the years ended December 31, 2004, 2003 and 2002 interest income on such loans would have amounted to approximately $135,000, $216,000 and $327,000 respectively. Interest income on those nonaccruing loans of $83,000, $144,000 and $286,000 was recognized during the years ended December 31, 2004, 2003 and 2002, respectively.

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

         At December 31, 2004, $190,000 of the assets classified as substandard were included as nonperforming assets. There are additional loans totaling $408,000 which are classified as substandard. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans is not significant. While in a performing status as of December 31, 2004, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

         At December 31, 2004 and 2003, there were no assets classified as loss. At December 31, 2004 there were $34,000 of assets classified as doubtful. In 2003, there were no assets classified as doubtful. At December 31, 2004 and 2003, $653,000 and $795,000 of assets were classified as substandard, respectively. At December 31, 2004 and 2003, $2.1 million and $1.3 million of assets were classified as special mention, respectively. At December 31, 2004 and 2003, management established a general allowance of $76,000 and $131,000 for losses for the assets classified as substandard and $80,000 and $73,000, respectively for assets classified as special mention. At December 31, 2004 a general allowance of $30,000 was established for assets classified as doubtful.

         At December 31, 2004 and 2003, nonaccruing loans included $190,000 and $231,000 of loans classified as substandard, and $510,000 and $277,000 of loans classified as special mention. The following table sets forth the amounts of classified assets and the associated allowance at the dates indicated.



                                                                        AT DECEMBER 31,
                                        -----------------------------------------------------------------------------
                                                  2004                       2003                       2002
                                        -----------------------    -----------------------    -----------------------
                                           LOANS      ALLOWANCE       LOANS      ALLOWANCE       LOANS      ALLOWANCE
                                        ----------    ---------    ----------    ---------    ----------    ---------
                                                                         (IN THOUSANDS)
LOSS:

Residential mortgages................   $        -    $       -    $        -    $       -    $        -    $       -
Commercial mortgages.................            -            -             -            -             -            -
Commercial loans.....................            -            -             -            -             -            -
Consumer.............................            -            -             -            -             -            -
                                        ----------    ---------    ----------    ---------    ----------    ---------
                                                 -            -             -            -             -            -
DOUBTFUL:

Residential mortgages................            -            -             -            -             -            -
Commercial mortgages.................           11            7             -            -             -            -
Commercial loans.....................            -            -             -            -             -            -
Consumer.............................           23           23             -            -             -            -
                                        ----------    ---------    ----------    ---------    ----------    ---------
                                                34           30             -            -             -            -
SUBSTANDARD:

Residential mortgages................          250           29           319           60           276           41
Commercial mortgages.................          345           38           476           71           453           68
Commercial loans.....................            -            -             -            -            89           20
Consumer.............................           58            9             -            -             -            -
                                        ----------    ---------    ----------    ---------    ----------    ---------
                                               653           76           795          131           818          129
SPECIAL MENTION:

Residential mortgages................        1,515           74           981           56           815           61
Commercial mortgages.................          558            6           345           17           601           30
Commercial loans.....................            -            -             -            -             -            -
Consumer.............................            -            -             -            -             -            -
                                        ----------    ---------    ----------    ---------    ----------    ---------
                                             2,073           80         1,326           73         1,416           91
           Total.....................   $    2,760    $     186    $    2,121    $     204    $    2,234    $     220
                                        ==========    =========    ==========    =========    ==========    =========


                                                          AT DECEMBER 31,
                                        --------------------------------------------------
                                                  2001                       2000
                                        -----------------------    -----------------------
                                           LOANS      ALLOWANCE       LOANS      ALLOWANCE
                                        ----------    ---------    ----------    ---------
                                                          (IN THOUSANDS)
LOSS:

Residential mortgages................   $        -    $       -    $        -    $       -
Commercial mortgages.................            -            -             -            -
Commercial loans.....................            -            -             -            -
Consumer.............................            -            -             -            -
                                        ----------    ---------    ----------    ---------
                                                 -            -             -            -
DOUBTFUL:

Residential mortgages................            -            -             -            -
Commercial mortgages.................            -            -             -            -
Commercial loans.....................            -            -           705          291
Consumer.............................            -            -             -            -
                                        ----------    ---------    ----------    ---------
                                                 -            -           705          291
SUBSTANDARD:

Residential mortgages................          132           20           202           35
Commercial mortgages.................          231           35           220           33
Commercial loans.....................          110           20             -            -
Consumer.............................            -            -             -            -
                                        ----------    ---------    ----------    ---------
                                               473           75           422           68
SPECIAL MENTION:

Residential mortgages................          863           32           981           59
Commercial mortgages.................          649           32           801           40
Commercial loans.....................            -            -             -            -
Consumer.............................            -            -             -            -
                                        ----------    ---------    ----------    ---------
                                             1,512           64         1,782           99
          Total......................   $    1,985    $     139    $    2,909    $     458
                                        ==========    =========    ==========    =========


         ALLOWANCE FOR LOAN LOSSES. At December 31, 2004, the allowance for loan losses amounted to $1.4 million or 1.0% of the total loan portfolio. Oswego County National Bank's loan portfolio consists primarily of residential mortgage, home equity, commercial mortgage loans and commercial loans and, to a lesser extent, consumer loans. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance at a level to cover known and inherent losses in the loan portfolio that are both probable and estimable. The allowance for loan losses consists of amounts specifically allocated to nonperforming loans and potential problem loans (if any) as well as allowances determined for each major loan category. Loan categories such as one-to-four family residential mortgages and consumer loans are generally evaluated on an aggregate or "pool" basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in Oswego County National Bank's market area. While Oswego County National Bank uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require Oswego County National Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

         The following table sets forth an analysis of our allowance for loan losses during the periods indicated.



                                                                                 AT OR FOR THE
                                                                            YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------------------------
                                                           2004          2003        2002         2001        2000
                                                        ----------   -----------   ---------   ----------   ---------
                                                                            (DOLLARS IN THOUSANDS)
Allowance for loan losses at beginning
    of period........................................   $   1,183    $     1,190   $     932   $    1,121   $   1,069
                                                        ---------    -----------   ---------   ----------   ---------
Charge-offs:
    Residential loans................................           4             11           8           35         113
    Commercial and industrial loans..................         205            115           1          318           -
    Consumer loans...................................         417            365         179           35          49
                                                        ---------    -----------   ---------   ----------   ---------
         Total charge-offs...........................   $     441    $       491   $     188   $      388   $     162
                                                        =========    ===========   =========   ==========   =========

Recoveries:
    Residential loans................................           -              -           8           25          31
    Commercial and industrial loans..................           7             10          12           17           -
    Consumer loans...................................          47             29          14           13          14
                                                        ---------    -----------   ---------   ----------   ---------
         Total recoveries............................   $      54    $        39   $      34   $       55   $      45
                                                        =========    ===========   =========   ==========   =========
Net charge-offs .....................................         387            452         154          333         117
Provision for loan losses............................         556            445         412          144         169
                                                        ---------    -----------   ---------   ----------   ---------
Allowance for loan losses at end of period...........   $   1,352    $     1,183   $   1,190   $      932   $   1,121
                                                        ---------    -----------   =========   ==========   =========
Average loans outstanding............................   $ 124,054    $   115,763   $ 110,534   $   96,406   $  80,594
                                                        =========    ===========   =========   ==========   =========
Allowance for loan losses as a percent
    of total loans outstanding.......................        1.00%          1.00%       1.11%        0.89%       1.29%
                                                        =========    ===========   =========   ==========   =========
Ratio of net charge-offs to average
    loans outstanding................................        0.31%          0.39%       0.14%        0.35%       0.15%
                                                        =========    ===========   =========   ==========   =========

         The following table presents the allocation of our allowance for loan losses by type of loan at each of the dates indicated.



                                                                        AT DECEMBER 31,
                                        ---------------------------------------------------------------------------------
                                                 2004                        2003                        2002
                                        -------------------------   -------------------------   -------------------------
                                                    LOAN CATEGORY               LOAN CATEGORY               LOAN CATEGORY
                                        AMOUNT OF     AS A % OF     AMOUNT OF     AS A % OF     AMOUNT OF     AS A % OF
                                        ALLOWANCE    TOTAL LOANS    ALLOWANCE    TOTAL LOANS    ALLOWANCE    TOTAL LOANS
                                        ---------   -------------   ---------   -------------   ---------   -------------
                                                                     (DOLLARS IN THOUSANDS)
Residential mortgages and home
    equity loans .............          $     350          46.16%   $     353          51.15%      $  324          57.79%
Commercial mortgages .........                429          26.41          345          21.45          309          21.01
Commercial loans .............                245          18.39          167          16.58          152          12.09
Consumer loans ...............                328           9.04          318          10.82          188           9.11
Unallocated ..................                  -              -            -              -          217              -
                                        ---------         ------    ---------         ------       ------         ------
Total ........................          $   1,352         100.00%   $   1,183         100.00%      $1,190         100.00%
                                        =========         ======    =========         ======       ======         ======




                                                           AT DECEMBER 31,
                                        -----------------------------------------------------
                                                 2001                        2000
                                        -------------------------   -------------------------
                                                    LOAN CATEGORY               LOAN CATEGORY
                                        AMOUNT OF     AS A % OF     AMOUNT OF     AS A % OF
                                        ALLOWANCE    TOTAL LOANS    ALLOWANCE    TOTAL LOANS
                                        ---------   -------------   ---------   -------------
                                                       (DOLLARS IN THOUSANDS)
Residential mortgages and home
    equity loans .............          $     304          63.91%   $     290          73.47%
Commercial mortgages .........                213          14.90          169          12.36
Commercial loans .............                135          13.06          382           8.79
Consumer loans ...............                162           8.13           90           5.38
Unallocated ..................                118              -          190              -
                                        ---------         ------    ---------         ------
Total ........................          $     932         100.00%   $   1,121         100.00%
                                        =========         ======    =========         ======


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

         At December 31, 2004, Oswego County National Bank's securities portfolio had an amortized cost of $55.4 million and a fair value of $56.2 million. Securities classified as available for sale at December 31, 2004 had a fair value of $49.4 million and an amortized cost of $48.7 million. Securities classified as held to maturity had a fair value and an amortized cost of $6.7 million. At December 31, 2004 Oswego County National Bank's securities portfolio consisted of U.S. government sponsored agency obligations, New York State municipalities, corporate securities, mortgage-backed securities and equity securities.

         Changes in the securities portfolio are the result of our continued implementation of an investment strategy to preserve tax-equivalent yields during the low interest rate environment and provide future cash flows that can be reinvested as market interest rates increase. We began implementing this strategy during 2001 with the purchase of mortgage-backed securities that will be self-liquidating and provide future funds for reinvestment at higher rates. During 2001 and 2002, we purchased mid-term municipal securities to provide yield support for the short-term portion of the securities portfolio. During 2004, we continued with this investment strategy.

         The following table presents the composition of our securities portfolio at the dates indicated.



                                                                                   AT DECEMBER 31,
                                                 ---------------------------------------------------------------------------------
                                                           2004                        2003                        2002
                                                 -------------------------   -------------------------   -------------------------
                                                  CARRYING     PERCENT OF     CARRYING     PERCENT OF     CARRYING     PERCENT OF
                                                   VALUE         TOTAL         VALUE         TOTAL         VALUE         TOTAL
                                                 ----------   ------------   ----------   ------------   ----------   ------------
                                                                               (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE (FAIR VALUE):
Debt securities:
   United States Government agency obligations   $    4,216          8.53%   $    3,477          6.91%   $      850          2.14%
   Corporate securities ......................        1,832          3.71         3,262          6.49         4,528         11.41
   Municipal securities ......................       17,661         35.74        17,280         34.38        15,309         38.58
   Mortgage-backed securities ................       21,290         43.09        21,804         43.37        14,838         37.39
                                                 ----------        ------    ----------        ------    ----------        ------
         Total debt securities ...............       44,999         91.07        45,823         91.15        35,525         89.52
Equity securities ............................        4,413          8.93         4,447          8.85         4,157         10.48
                                                 ----------        ------    ----------        ------    ----------        ------
   Total securities available for
      sale ...................................       49,412        100.00%       50,270        100.00%       39,682        100.00%
                                                 ----------        ------    ----------        ------    ----------        ------
SECURITIES HELD TO MATURITY (AMORTIZED COST):
Mortgage-backed securities ...................   $    6,686        100.00%        8,079        100.00%            -             -
                                                 ----------        ------    ----------        ------    ----------        ------
    Total securities held to maturity ........        6,686        100.00         8,079        100.00             -             -
                                                 ----------        ------    ----------        ------    ----------        ------
      Total securities .......................   $   56,098        100.00%   $   58,349        100.00%   $   39,682        100.00%
                                                 ==========        ======    ==========        ======    ==========        ======

         The following table presents information regarding the carrying value, weighted average yields on a tax equivalent basis assuming a 40% combined federal and state income tax rate and contractual maturities of our debt securities including mortgage-backed securities, at December 31, 2004. Weighted average yields are based on amortized cost.



                                                                      AT DECEMBER 31, 2004
                                                 ------------------------------------------------------------------
                                                                        MORE THAN ONE YEAR     MORE THAN FIVE
                                                   ONE YEAR OR LESS       TO FIVE YEARS       YEARS TO TEN YEARS
                                                 -------------------   -------------------   -------------------
                                                            WEIGHTED              WEIGHTED              WEIGHTED
                                                 CARRYING   AVERAGE    CARRYING   AVERAGE    CARRYING   AVERAGE
                                                  VALUE      YIELD      VALUE      YIELD      VALUE      YIELD
                                                 --------   --------   --------   --------   --------   --------
                                                                                           (DOLLARS IN THOUSANDS)
Securities Available for sale (fair value):
     U.S. Government Agency
     obligations ............................    $  1,006      5.41%   $    512      5.12%   $  1,725      4.37%
     Corporate Securities ...................           -         -       1,832      6.12           -         -
     Municipal Securities ...................           -         -       1,631      5.83       8,876      6.66
     Mortgage-backed securities .............       4,569      4.39      10,119      4.24       4,940      4.20
                                                 --------      ----    --------      ----    --------      ----
           Total ............................    $  5,575      4.57    $ 14,095      4.70%   $ 15,541      5.62%
                                                 ========      ====    ========      ====    ========      ====

Securities held to maturity (amortized cost):
     Mortgage-backed securities .............    $    693      4.79%   $  2,355      4.79%   $  2,180      4.79%
                                                 --------      ----    --------      ----    --------      ----
           Total
                                                 $    693      4.79%   $  2,355      4.79%   $  2,180      4.79%
                                                 ========      ====    ========      ====    ========      ====

[TABLE CONTINUED]


                                                            AT DECEMBER 31, 2004
                                                 -----------------------------------------

                                                 MORE THAN TEN YEARS          TOTAL
                                                 -------------------   -------------------
                                                            WEIGHTED              WEIGHTED
                                                 CARRYING   AVERAGE    CARRYING   AVERAGE
                                                  VALUE      YIELD      VALUE      YIELD
                                                 --------   --------   --------   --------

Securities Available for sale (fair value):
     U.S. Government Agency
     obligations ............................    $    973      5.35%   $  4,216      4.93%
     Corporate Securities ...................           -      -          1,832      6.12
     Municipal Securities ...................       7,154      6.50      17,661      6.53
     Mortgage-backed securities .............       1,662      4.11      21,290      4.25
                                                 --------      ----    --------      ----
           Total ............................    $  9,789      6.00%   $ 44,999      5.28%
                                                 ========      ====    ========      ====

Securities held to maturity (amortized cost):
     Mortgage-backed securities .............    $  1,458      4.86%   $  6,686      4.81%
                                                 --------      ----    --------      ----
           Total
                                                 $  1,458      4.86%   $  6,686      4.81%
                                                 ========      ====    ========      ====

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

         The following table sets forth the activity in our mortgage-backed securities portfolio during the periods indicated (securities available for sale and securities held to maturity).



                                                                    AT OR FOR THE YEAR ENDED
                                                                          DECEMBER 31,
                                                         ---------------------------------------------
                                                           2004               2003             2002
                                                         ---------         ---------         ---------
                                                                    (DOLLARS IN THOUSANDS)
Mortgage-backed securities at beginning of period
   (amortized cost) .............................        $ 29,960          $ 14,661          $ 16,200
Purchases .......................................           8,292            42,485             6,152
Repayments ......................................         (10,019)          (26,705)           (7,535)
Premium amortization, net .......................            (195)             (481)             (156)

Mortgage-backed securities at end of period
   (amortized cost) .............................        $ 28,038          $ 29,960          $ 14,661
                                                         ========          ========          ========
Mortgage-backed securities at end of period (fair
   value) .......................................        $ 28,032          $ 29,965          $ 14,838
                                                         ========          ========          ========
Weighted average yield at end of period .........            4.38%             4.04%             4.85%
                                                         ========          ========          ========


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

         At December 31, 2004, we had total borrowings from the Federal Home Loan Bank of New York of $29.8 million. Also available to Oswego County National Bank are overnight and one-month borrowing facilities with the Federal Home Loan Bank of New York, in the amount of $6.7 million and $10.4 million, respectively, an overnight credit plus line of $9.0 million with the Federal Home Loan Bank of New York and a $5.0 million overnight line of credit with a commercial bank. Federal Home Loan Bank advances are collateralized by Federal Home Loan Bank stock owned by us and mortgage-backed securities with a fair value of approximately $6.5 million at December 31, 2004. In addition, the advances are collateralized by a blanket lien on Oswego County National Bank's one-to-four family mortgage loans.

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



                                                                      FOR THE
                                                                YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                          2004           2003         2002
                                                       -----------    ----------    ----------
                                                                    (IN THOUSANDS)
Beginning balance................................      $  151,652     $  145,684    $  129,183
Net (decrease) increase before interest credited.            (356)         3,859        13,512
Interest credited................................           1,951          2,109         2,989
                                                       ----------     ----------    ----------
Net increase in deposits ........................           1,595          5,968        16,501
                                                       ----------     ----------    ----------
Ending balance...................................      $  153,247     $  151,652    $  145,684
                                                       ==========     ==========    ==========


         The following table sets forth the dollar amount of deposits in the various types of programs offered by Oswego County National Bank at the dates indicated.




                                                                              AT DECEMBER 31,
                                         ------------------------------------------------------------------------------------
                                                     2004                          2003                          2002
                                         ------------------------      ------------------------      ------------------------
                                           AMOUNT            %            AMOUNT           %           AMOUNT            %
                                         -----------      -------      -----------      -------      -----------      -------
                                                                        (DOLLARS IN THOUSANDS)
Time deposits:
     0.00% - 1.49% ................      $     6,472        4.22%      $    11,293        7.45%                -           -
     1.50% - 3.99% ................           35,607       23.24            29,498       19.45       $    38,540       26.46%
     4.00% - 5.99% ................            8,503        5.55             9,574        6.31            12,579        8.63
     6.00% - 7.99% ................              514         .34               757         .50             3,336        2.29
                                         -----------      ------       -----------      ------       -----------      ------
         Total time deposits: .....           51,096       33.34            51,122       33.71            54,455       37.38
                                         -----------      ------       -----------      ------       -----------      ------
Transaction accounts:
     Savings deposits .............           41,756       27.25            41,986       27.69            40,444       27.76
     Money market deposits ........           21,996       15.86            24,052       15.86            22,863       15.69
     NOW ..........................            7,886        4.55             6,904        4.55             5,154        3.54
     Demand deposits ..............           30,513       18.19            27,588       18.19            22,768       15.63
                                         -----------      ------       -----------      ------       -----------      ------
         Total transaction accounts          102,151       66.29           100,530       66.29            91,229       62.62
                                         -----------      ------       -----------      ------       -----------      ------
         Total deposits ...........      $   153,247      100.00%      $   151,652      100.00%      $   145,684      100.00%
                                         ===========      ======       ===========      ======       ===========      ======


         The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.




                                                      FOR THE YEAR ENDED DECEMBER 31,
                              -----------------------------------------------------------------------------
                                         2004                       2003                       2002
                              ----------------------     ----------------------     -----------------------
                                             AVERAGE                    AVERAGE                    AVERAGE
                               AVERAGE        RATE        AVERAGE        RATE        AVERAGE        RATE
                               BALANCE        PAID        BALANCE        PAID        BALANCE        PAID
                              ----------     -------     ----------     -------     ----------     --------
                                                           (DOLLARS IN THOUSANDS)
NOW ....................      $    7,216      0.69%      $    6,138      0.42%      $    3,880      1.28%
Savings deposits .......          41,896      0.72           42,683      0.62           42,354      1.45
Demand deposits ........          28,674         -           24,522         -           21,414         -
Money market deposits ..          28,296      1.19           22,965      1.15           22,139      2.18
Time deposits ..........          50,832      2.48%          53,538      2.90%          49,467      3.73%
                              ----------                 ----------                 ----------
         Total deposits:      $  156,914                 $  149,846                 $  139,254
                              ==========                 ==========                 ==========

         The following table shows the interest rate and maturity information for our time deposits at December 31, 2004.



                                                                 MATURITY DATE
                                 ----------------------------------------------------------------------------------
                                               OVER SIX
                                 SIX MONTHS    MONTHS TO    OVER 1 TO    OVER 2 TO 3
                                  OR LESS       1 YEAR       2 YEARS        YEARS       OVER 3 YEARS       TOTAL
                                 ----------    ---------    ---------    -----------    ------------    -----------
                                                            (DOLLARS IN THOUSANDS)
Amount........................   $  18,848     $ 14,698     $  9,393     $    4,615     $     3,542     $   51,096
Average Rate..................        1.96%        2.46%        3.09%          4.33%           3.61%          2.64%


         The following table sets forth the maturities of certificates of deposit with principal amounts of $100,000 or more at December 31, 2004.




MATURITY PERIOD:                                                                     AMOUNT
                                                                                 (IN THOUSANDS)
Three months or less............................................................   $   2,560
Over three months through six months............................................       2,502
Over six months through 12 months...............................................       4,884
Over 12 months..................................................................       6,206
                                                                                   ---------
         Total certificates of deposit with balances of $100,000 or more........   $  16,152
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




                                    Twelve Months Ended             Twelve Months Ended
                                     December 31, 2004               December 31, 2003
                                        Compared to                     Compared to
                                    Twelve Months Ended             Twelve Months Ended
                                     December 31, 2003               December 31, 2002
                                    Increase/(Decrease)             Increase/(Decrease)
                                 ----------------------------   ---------------------------
                                       Due to                         Due to
                                 ------------------             ------------------
                                  Volume     Rate       Net      Volume     Rate      Net
                                 -------   --------   -------   -------   --------   ------
                                                   (In thousands)
Interest income:
  Loans.......................   $  497    $  (321)   $  176    $   352   $  (925)   $(573)
  Securities..................      364        160       524        668      (495)     173
  Federal funds sold and other      (57)        (6)      (63)        82        (6)      76
     Total interest income....      804       (167)      637      1,102    (1,426)    (324)

Interest expense:
  Savings, NOW and money
     market deposits..........       46         91       137         55      (647)    (592)
  Time deposits...............      (76)      (219)     (295)       143      (431)    (288)
  Borrowings..................      271       (121)      150        149       (72)      77
     Total interest expense...      241       (249)       (8)       347    (1,150)    (803)
liabilities...................
Increase (decrease) in net
  interest income.............   $  563    $    82    $  645    $   755   $  (276)   $ 479


PERSONNEL

         As of December 31, 2004, we had 72 full-time employees and 19 part-time employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.


                                   REGULATION

GENERAL

         Bridge Street Financial is regulated as a financial holding company by the Federal Reserve Board. Oswego County National Bank, as a national bank, is subject to the regulation, examination and supervision by the Office of the Comptroller of the Currency ("OCC") and is subject to the examination and supervision of the Federal Deposit Insurance Corporation ("FDIC"). Oswego County National Bank must file reports with the OCC concerning its activities and financial condition. Bridge Street Financial must file reports with, and otherwise comply with the rules and regulations of the Federal Reserve. Bridge Street Financial is required to file reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws.

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

         TRANSACTIONS WITH AFFILIATES. Oswego County National Bank's authority to engage in transactions with its "affiliates" is limited by the OCC regulations and by Sections 23A and 23B of the Federal Reserve Act (the "FRA"). In general, these transactions must be on terms which are as favorable to Oswego County National Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of Oswego County National Bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from Oswego County National Bank.

         Effective April 1, 2003, the FRB rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B. Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections 23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, became subject to Regulation W on July 1, 2003. All other covered affiliate transactions become subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W.

         Oswego County National Bank's authority to extend credit to its directors, executive officers and 10% stockholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders: (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Oswego County National Bank's capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit in excess of certain limits must be approved by Oswego County National Bank's Board of Directors.

         Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers (as defined in Sarbanes-Oxley). The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as Oswego County National Bank, that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

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

OTHER FEDERAL REGULATION

         THE USA PATRIOT ACT. Oswego County National Bank is subject to the USA PATRIOT Act, which gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents, and parties registered under the Commodity Exchange Act.

         Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

         o Pursuant to Section 352, ALL financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

         o Pursuant to Section 326, on May 9, 2003, the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules, which became effective on October 1, 2003, require each financial institution to implement a written customer identification program appropriate for its size, location and type of business that includes certain minimum requirements.

         o Section 312 requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report instances of money laundering through those accounts.

         o Section 318, which became effective December 25, 2001, prohibits financial institutions from establishing, maintaining, administering, or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and requires financial institutions to take reasonable steps to ensure that correspondent accounted provided to foreign banks are not being used to indirectly provide banking services to foreign shell banks. .

         o Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.

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

         o a requirement that companies establish and maintain a system of internal control over financial reporting and that a company's management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company's independent accountants and that such accountants provide an attestation report with respect to management's assessment of the effectiveness of the company's internal control over financial reporting;

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

         DISTRIBUTIONS. Savings banks may convert to a commercial bank charter, diversify their lending, or be merged into a commercial bank without having to recapture any of their 1987 base year reserves. (See New York State discussion below.) However, to the extent that Oswego County National Bank makes "non-dividend distributions" to stockholders, such distributions will be considered to result in distributions from the unrecaptured tax bad debt reserve as of December 31, 1987 and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in income. Non-dividend distributions include distributions in excess of current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. Dividends paid out of current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be included in Oswego County National Bank's income. Oswego County National Bank does not intend to make distributions, redeem stock or fail certain bank tests that would result in the recapture of any portion of the base year bad debt reserves.

         CORPORATE ALTERNATIVE MINIMUM TAX. Bridge Street Financial and Oswego County National Bank are subject to the corporate alternative minimum tax to the extent it exceeds regular income tax for the year. The alternative minimum tax will be imposed at a rate of 20% of a specially computed tax base. Included in this base are a number of preference items, an "adjusted current earnings" computation which is similar to a tax earnings and profits computation and includes tax exempt municipal income and increases in the cash surrender value of bank-owned life insurance. Bridge Street Financial was subject to a tax on alternative minimum taxable income for the years ended December 31, 2004 and 2003.

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2004, Bridge Street Financial, Inc. had no net operating loss carryforwards for federal income tax purposes.

         NEW YORK STATE TAXATION. Bridge Street Financial and Oswego County National Bank report income on a combined calendar year basis to New York State. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 7.5% for 2004 of OCNB's "entire net income" allocable to New York State during the year, or (b) the alternative minimum tax. The alternative minimum tax is generally the greatest of (i) 3% of "alternative entire net income" allocable to New York State (ii) 0.01% of the average value of assets allocable to New York State or (iii) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to net income with certain modifications.

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

         DELAWARE TAXATION. As a Delaware holding company not earning income in Delaware, Bridge Street Financial is be exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2.         PROPERTIES

         We conduct our business through our executive offices and six other banking offices in our primary market area. The properties are owned or leased by us and are listed below:


                                                                     NET BOOK
                                                        LEASE        VALUE AT     DEPOSITS AT
                                           OWNED OR   EXPIRATION   DECEMBER 31,   DECEMBER 31,
                                            LEASE        DATE          2004           2004
                                           --------   ----------   ------------   ------------
                                                                        (IN THOUSANDS)
EXECUTIVE OFFICE:
   300 State Route 104
   Oswego, New York 13126 ..............      Owned            -     $   3,136      $    -
BRANCH OFFICES:
   4879 North Jefferson Street
   Pulaski, New York 13142..............      Owned            -           333       38,518
   1930 State Route 3
   Fulton, New York 13069...............      Owned            -           129       15,893
   State Route 104 East
   Oswego, New York 13126...............     Leased     December           124        6,310
                                                        31, 2005
   30 West Utica Street
   Oswego, New York 13126...............      Owned            -           991       69,126
   700 Main Street
   N. Syracuse, New York 13212..........      Owned            -           562       19,563
   7799 Oswego Road
   Liverpool, New York 13090............      Owned            -         1,011        4,545
   9556 Brewerton  Road
   Brewerton, New York 13029............      Owned            -         1,353        3,379


ITEM 3.         LEGAL PROCEEDINGS

         We are involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are expected to be resolved for amounts that would not be material to our financial condition or results of operations.


                                     PART II

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUED PURCHASES OF EQUITY SECURITES

         Our common stock is listed on the Nasdaq SmallCap Market under the symbol "OCNB." At March 21, 2005, there were 2,558,149 shares of common stock issued and outstanding, and there were approximately 1,008 holders of record, not including the number of persons or entities whose stock is held in "street" name through various brokerage firms and banks.

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

         The only funds available for the payment of dividends on our capital stock are cash and cash equivalents held by us, earnings from the investment of proceeds from the sale of common stock in the second step conversion retained by us, dividends paid by Oswego County National Bank to us, and borrowings. Oswego County National Bank will be prohibited from paying cash dividends to us to the extent that any such payment would reduce Oswego County National Bank's capital below required capital levels or would impair the liquidation accounts established for the benefit of the Oswego County National Bank's eligible account holders and supplemental eligible account holders at the time of the second step conversion.

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

STOCK REPURCHASE PROGRAM

         In January of 2004 the Board of Directors of Bridge Street Financial approved a stock repurchase plan. Under this plan, the Company may repurchase up to 128,900 shares of common stock, or 5% of its outstanding shares. The plan will be in effect until the Stock Repurchase Plan is complete. The repurchases may be made from time to time at the discretion of management of the Company. As of March 21, 2005 the Company has purchased 128,700 shares at an average price of $16.15 per share under this plan.

The following table reports the Company's repurchase of the Company's stock made during the fourth quarter of 2004.



                                                                                          MAXIMUM NUMBER (OR APPROXIMATE
                                                            TOTAL NUMBER OF SHARES        DOLLAR VALUE) OF SHARES THAT
                      TOTAL NUMBER OF    AVERAGE PRICE    PURCHASED AS PART OF PUBLICLY   MAY YET BE PURCHASED UNDER THE
         PERIOD       SHARES PURCHASED   PAID PER SHARE     ANNOUNCED PLANS OR PROGRAM           PLANS OR PROGRAMS
------------------------------------------------------------------------------------------------------------------------
October 1 -
October 31, 2004
November 1 -
November 30, 2004
December 1 -                3,700            $18.59                   3,700                          63,700
December 31, 2004
TOTAL                       3,700            $18.59                   3,700                          63,700


ITEM 6.         SELECTED FINANCIAL DATA

         The summary information presented below at or for each of the five years in the period ended December 31, 2004 is derived in part from and should be read in conjunction with the consolidated financial statements of Bridge Street Financial and the notes thereto presented elsewhere in this report.



                                                                  AT DECEMBER 31,
                                       ---------------------------------------------------------------------
                                          2004           2003           2002           2001           2000
                                       ---------      ---------      ---------      ---------      ---------
                                                               (DOLLARS IN THOUSANDS)
SELECTED FINANCIAL CONDITION
    DATA:
    Total assets ................      $ 218,875      $ 210,652      $ 194,923      $ 162,985      $ 136,460
    Cash and due from banks .....          7,956         15,272         32,827          6,478          7,119
    Securities available for sale         49,412         50,270         39,682         41,160         19,859
    Securities held to maturity .          6,686          8,079              -              -         13,308
    Loans, net ..................        133,199        117,584        106,403        103,917         85,960

    Deposits ....................        153,247        151,652        145,684        129,183        105,887
    Borrowings ..................         29,752         23,250         13,700         14,874         12,200
    Stockholders' equity ........         31,246         31,288         16,936         15,817         14,732




                                                      AT OR FOR THE YEAR ENDED DECEMBER 31,
                                      ---------------------------------------------------------------------
                                         2004           2003          2002            2001          2000
                                      ---------      ---------      ---------      ---------      ---------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED OPERATING DATA:
    Total interest income ......      $  9,948       $  9,344       $  9,752       $ 10,011       $  9,150
    Total interest expense .....         3,009          3,017          3,820          4,700          4,150
                                      --------       --------       --------       --------       --------
    Net interest income ........         6,939          6,327          5,932          5,311          5,000
    Provision for loan losses ..           556            445            412            144            169
                                      --------       --------       --------       --------       --------
    Net interest income after ..         6,383
       provision for loan losses         5,882          5,520          5,167          4,831
    Total noninterest income ...         3,392          3,437          2,810          2,005          1,338
    Total noninterest expense ..         8,526          8,422          7,068          5,750          5,310
                                      --------       --------       --------       --------       --------
    Income before income taxes .         1,249            897          1,262          1,422            859
    Income tax expense .........           140             66            177            297            244
                                      --------       --------       --------       --------       --------
       Net income ..............      $  1,109       $    831       $  1,085       $  1,125       $    615
                                      ========       ========       ========       ========       ========

PER SHARE DATA:
    Basic income per share .....      $    .43       $    .32       $    .43       $    .45       $    .24
    Diluted income per share ...           .42            .31            .42            .44            .23
    Cash dividends per share ...      $    .19       $    .16       $    .14       $    .10       $    .03
    Dividend payout ratio(1) ...            44%            50%            44%            22%            13%
    Book value per share .......      $  12.26       $  12.14       $   6.63       $   6.24       $   5.86

----------
(1) Dividend payout ratio is calculated by dividing the cash dividend per share by basic income per share.




                                                       AT OR FOR THE YEAR ENDED DECEMBER 31,
                                           2004          2003           2002          2001           2000
SELECTED FINANCIAL RATIOS AND
OTHER DATA (1):
   PERFORMANCE RATIOS:
     Return on average assets ........           0.51%        0.41%        0.63%        0.75%        0.47%
     Return on average equity ........           3.54         2.67         6.57         7.33         4.29
     Average equity to average assets.          14.56        15.47         9.56        10.20        11.00
     Equity to assets at end of
     period ..........................          14.33        14.86         8.69         9.70        10.80
     Average interest rate spread ....           3.57         3.40         3.72         3.55         3.66
     Net interest margin(2) ..........           3.97         3.83         4.13         4.11         4.31
     Average interest earning assets
     to average interest bearing
     liabilities .....................         124.98       125.67       116.63       116.23       118.30
     Total noninterest expense to
     average assets ..................           4.02         4.23         4.09         3.82         4.07
      Efficiency ratio(3) ............          78.76        82.93        77.82        76.54        82.44
   REGULATORY CAPITAL RATIOS:
     Tangible capital ................          14.0         15.2          9.5         10.2         11.3

     Core capital ....................          22.1         24.0         13.6         14.8         15.0
     Risk-based capital ..............          23.1         24.9         14.6         15.7         16.1
   ASSET QUALITY RATIOS:
     Nonperforming loans as a percent
       of total loans ................           0.78         0.71         0.89         0.93        1.50
     Nonperforming assets as a
       percent of total assets .......           0.49         0.46         0.49         0.60        1.08
     Allowance for loan losses as a
       percent of total loans ........           1.00         1.00         1.11         0.89        1.29
     Allowance for loan losses as
       percent of nonperforming assets         128.15%      140.00%      124.35%       95.69%       76.36%
   NUMBER OF:
        Banking offices ..............           8            8            7            6            5
        Full-time equivalent employees          84           86           75           67           52

----------
(1) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.
(2) Net interest margin represents net interest income as a percentage of average interest earning assets.
(3) The efficiency ratio represents the ratio of operating expenses divided by the sum of tax equivalent net interest income and noninterest income less gains and losses on sale of securities.


                                               2004                                            2003
                                       -------------------------------------------  ------------------------------------------
                                        Fourth     Third     Second     First     Fourth     Third     Second     First
                                       --------  ---------  --------  ---------  --------  ---------  --------  ---------
                                                  (In thousands except share and per share data)
Unaudited
Selected Quarterly Data:


Interest income                        $  2,560  $   2,523  $  2,458  $   2,407  $  2,398  $  2,354   $  2,282  $   2,310
Interest expense                            772        772       753        712       736       739        749        793
                                       --------  ---------  --------  ---------  --------  --------   --------  ---------

      Net interest income                 1,788      1,751     1,705      1,695     1,662     1,615      1,533      1,517
Provision for loan losses                   154        151       161         90       175        90         90         90
                                       --------  ---------  --------  ---------  --------  --------   --------  ---------

      Net interest income after
          provision for loan losses       1,634      1,600     1,544      1,605     1,487     1,525      1,443      1,427

Noninterest income                          804        834       909        845       745     1,049        775        868
Noninterest expense                       2,096      2,092     2,069      2,269     2,055     2,277      2,044      2,046
                                       --------  ---------  --------  ---------  --------  --------   --------  ---------

Income before income tax expense            342        342       384        181       177       297        174        249

Income tax expense                           41         37        42         20       -20        45          3         38
                                       --------  ---------  --------  ---------  --------  --------   --------  ---------

          Net income                   $    301  $     305  $    342  $     161  $    197  $    252   $    171  $     211
                                       ========  =========  ========  =========  ========  ========   ========  =========

Earnings per share:
          Basic                        $   0.12  $    0.12  $   0.13  $    0.08  $   0.08  $   0.10   $   0.07  $    0.08
          Diluted                          0.12       0.12      0.13       0.07      0.07      0.10       0.06       0.08

Market price   (NASDAQ: OCNB):
          High                         $  19.01  $   15.90  $  15.45  $   16.20  $  15.30  $  14.24   $  12.75  $   11.00
          Low                             14.91      13.55     13.65      14.50     13.73     12.26      10.52      10.18
          Close                           18.70      15.12     13.66      15.20     14.47     13.49      12.37      10.28

Cash Dividend per share                $   0.05  $    0.05  $   0.05  $    0.04  $   0.04  $   0.04   $   0.04  $    0.04




ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Certain of the above-captioned information appears under "Management's Discussion and Analysis" in the Registrant's 2004 Annual Report to Shareholders on pages 9 through 19 and is incorporated herein by reference.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Certain of the above-captioned information appears under "Management's Discussion and Analysis" in the Registrant's 2004 Annual Report to Shareholders on pages 17 through 19 and is incorporated herein by reference.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are incorporated by reference to the indicated pages of the 2004 Annual Report to Stockholders.


                                                                                       Page(s) in
                                                                                      Annual Report
                                                                                      -------------
         o        Report of Independent Registered Public Accounting Firm                  21
         o        Consolidated Statements of Financial Condition, December 31,
                  2004 and 2003                                                            22
         o        Consolidated Statements of Income, Years Ended December 31,
                  2004, 2003,and 2002
         o        Consolidated Statements of Changes in Shareholders' Equity,
                  Years Ended December 31, 2004, 2003 and 2002                          24-25
         o        Consolidated Statements of Cash Flows, Years Ended December
                  31, 2004, 2003, and 2002                                                 26
         o        Notes to Consolidated Financial Statements                            27-48


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A.        CONTROLS AND PROCEDURES

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

ITEM 9B.        OTHER INFORMATION

         None


                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Bridge Street Financial's Board of Directors currently consists of seven (7) members. The Board of Directors of Bridge Street Financial also acts as the Board of Directors of Oswego County National Bank. Our directors fulfill their duties and responsibilities by attending regular meetings of the board which are held on a monthly basis. Our directors also discuss business and other matters with key executives and our principal external advisers (legal counsel, auditors, financial advisors and other consultants).

         Bridge Street Financial held 12 regular meetings and 5 special meetings during fiscal year 2004. In addition, the Board of Directors of Oswego County National Bank held 12 regular meetings during fiscal year 2004. Each incumbent director attended at least 75% of the meetings of the Board of Directors, plus meetings of committees on which that particular director served.

         The directors are as follows:



                                       Term        Position(s) Held with          Director
     Director              Age(1)     Expires      Bridge Street Financial        Since(2)
--------------------       ------   -----------   ---------------------------   -----------
Richard McKean              62        2005        Director                         2003

Lowell A. Seifter           52        2005        Director                         2002

Gregory J. Kreis            58        2006        President and CEO, Director      1997

Paul W. Schneible           56        2006        Director                         1996

Bruce P. Frassinelli        65        2007        Director                         1995

Paul J. Heins               65        2007        Vice-Chair of the Board          1989

Deborah F. Stanley          55        2007        Chair of the Board               2000

----------
(1)  At December 31, 2004.

(2) Includes terms served on the Board of Directors of Oswego County Savings Bank and Oswego County Bancorp. All members of the current Board of Directors of Bridge Street Financial except Mr. McKean have served as directors since Bridge Street Financial's inception in November 2002.

         Bruce P. Frassinelli. Mr. Frassinelli retired as of January 1, 1999 as the publisher and editor of the Palladium Times Newspaper, Oswego, New York. Mr. Frassinelli is currently an adjunct instructor in the Communication Studies and Journalism Departments at Oswego State University.

         Paul J. Heins. Mr. Heins owned Paul's Big M Grocery Store, located in Oswego, New York, from 1977 through 1999.

         Gregory J. Kreis. Mr. Kreis has served as President and Chief Executive Officer of Oswego County National Bank and its predecessor since January 1997. Since the conversion, Mr. Kreis has held the same positions with Bridge Street Financial. Previously, Mr. Kreis served as president and chief executive officer of Factory Point National Bank, Manchester, Vermont.

         Richard McKean. Mr. McKean is President and Chief Financial Officer of Eastern Shore Insurance Associates, a property casualty insurance agency/brokerage firm headquartered in Fulton, New York, a position he has held since 1993.

         Lowell A. Seifter. Mr. Seifter is an attorney and a certified public accountant. Since 1981, Mr. Seifter has been a principal in Green & Seifter Attorneys, PLLC in Syracuse, New York, for which he also serves as a member of the executive committee.

         Paul W. Schneible. Mr. Schneible is a certified public accountant and has owned of Paul W. Schneible, CPA, Auditors, Accountants and Consultants, located in Oswego, New York, since 1975.

         Deborah F. Stanley. Mrs. Stanley has served as the President of the State University of New York at Oswego since 1995.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The executive officers of Bridge Street Financial and Oswego County National Bank are, in addition to Mr. Kreis:

         Mary E. Lilly, age 49. Ms. Lilly has been Senior Vice President, Sales Support since April 2001. Most recently she has served in loan operations and prior to that as security and compliance officer. She has worked in most areas of Oswego County Savings Bank since April 1974.

         Judith S. Percy, age 54. Ms. Percy was promoted to Senior Vice President in December 1998. She is responsible for management information systems as well as facilities management. Previously, she served as vice president of operations and has held a variety of positions at Oswego County Savings Bank since June 1979.

         Eugene R. Sunderhaft, age 57. Mr. Sunderhaft was appointed as Senior Vice President and Treasurer in November 2000 when he joined Oswego County Bancorp. Previously, he served as Chief Financial Officer, Secretary and Treasurer at The Pietrafesa Corporation and prior to that as Chief Financial Officer of The Penn Traffic Company.

         Ronald Tascarella, age 46. Mr. Tascarella was promoted to Senior Vice President, Sales in January 2004. He previously served as Senior Vice President, Commercial Sales and Vice President, Commercial Sales from June 1998 until his promotion in January 2004. He has also worked at several banks in Central New York in the commercial lending area since 1979. Most recently he had worked at Skaneateles Savings Bank and The Savings Bank of Utica.

Audit Committee

         The Board of Directors of Bridge Street Financial has established an Audit Committee. The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our outside auditors and reports any substantive issues found during the audit to the Board. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our independent auditors. The Audit Committee also reviews and approves all transactions with affiliated parties. The board of directors has adopted a written charter for the Audit Committee. All members of the Audit Committee are independent directors as defined under The Nasdaq Stock Market listing standards. The Audit Committee consists of three of the outside directors of Bridge Street Financial: Directors Heins, McKean and Schneible (Chair). We believe that Mr. Schneible qualifies as an Audit Committee Financial Expert as the term is defined by SEC regulations, and our Board of Directors has designated him as such. The Audit Committee of Bridge Street Financial met five times during the 2004 fiscal year.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Bridge Street Financial's directors and executive officers, and persons who own more than 10% of Bridge Street Financial's common stock, to report to the Securities and Exchange Commission their initial ownership of Bridge Street Financial's common stock and any subsequent changes in that ownership. Specific due dates for these reports have been established by the Securities and Exchange Commission and Bridge Street Financial is required to disclose any late filings or failures to file.

         Based solely on its review of the copies of such reports furnished to Bridge Street and written representations that no other reports were required during the fiscal year ended December 31, 2004, all Section 16(a) filing requirements applicable to Bridge Street Financial's executive officers and directors during fiscal year 2004 were met.

CODE OF ETHICS

         Bridge Street Financial has adopted a Conflict of Interest Policy and Code of Conduct, which applies to all employees and officers of Bridge Street Financial and Oswego County National Bank. Bridge Street Financial has also adopted a Code of Ethics for Senior Financial Officers of Bridge Street Financial, which applies to Bridge Street Financial's principal executive officer, principal financial officer, principal accounting officer or controller or person performing similar functions for Bridge Street Financial and Oswego County National Bank, and which requires compliance with the Conflict of Interest Policy and Code of Conduct. The Code of Ethics for Senior Financial Officers of Bridge Street Financial meets the requirements of a "code of ethics" as defined by Item 406 of Regulation S-K. (Incorporated by reference to Form 10-KSB for 2003).

ITEM 11.        EXECUTIVE COMPENSATION

         Summary Compensation Table. The following table sets forth the cash and certain other compensation paid by Oswego County National Bank for services rendered in all capacities during the fiscal years ended December 31, 2004, 2003, and 2002 to Gregory J. Kreis as President and Chief Executive Officer, and Eugene R. Sunderhaft, Senior Vice President and Treasurer, of Bridge Street Financial and Oswego County National Bank. No other executive officer had an annual salary and bonus for fiscal 2004 in excess of $100,000. We refer to these individuals as "named executive officers" in this Annual Report on Form 10-K. The named executive officers do not receive separate compensation for service as an officer of Bridge Street Financial.



                                         ANNUAL COMPENSATION(1)      LONG-TERM COMPENSATION
                                         ----------------------    --------------------------
                                                                                  SECURITIES
                                                                   RESTRICTED     UNDERLYING
          NAME AND            FISCAL                                 STOCK       OPTIONS/SARS      ALL OTHER
     PRINCIPAL POSITION        YEAR       SALARY      BONUS(2)      AWARDS(3)    (IN SHARES)     COMPENSATION(4)
-------------------------    --------    ---------    ---------    ----------    ------------    ---------------
Gregory J. Kreis               2004      $ 200,000    $  35,000             -               -    $        21,546
 President and Chief
  Executive Officer
                               2003      $ 185,000    $  10,000    $  188,838          37,768    $        20,146

                               2002      $ 185,000    $  65,000             -               -    $        15,443

Eugene R. Sunderhaft,          2004      $ 105,000    $  16,550             -               -    $        11,757
 Senior Vice President
  and Treasurer
                               2003      $ 100,000            -    $    5,580           2,500    $        10,737

                               2002      $  85,000    $  12,456    $    4,956               -    $         8,505

----------
(1) Oswego County Savings Bank also provides Mr. Kreis with the use of an automobile, club membership dues and certain other personal benefits, the value of which is not shown on the table. The aggregate amount of other benefits to Mr. Kreis and Mr. Sunderhaft did not exceed the lesser of $50,000 or 10% of Mr. Kreis's salary and bonus.

(2) Reflects the bonuses received by Mr. Kreis and Mr. Sunderhaft in 2005 for performance in fiscal 2004, the bonuses received by Mr. Kreis and Mr. Sunderhaft in 2004 for performance in fiscal 2003, and the bonuses received by Mr. Kreis and Mr. Sunderhaft in 2003 for performance in fiscal 2002.

(3) Pursuant to the Restricted Stock Plan, Mr. Kreis and Mr. Sunderhaft were awarded 15,107 shares and 450 shares, respectively, of restricted stock, which vest in 20% increments on an annual basis. Awards to Mr. Kreis were as of July 24, 2003, and awards to Mr. Sunderhaft were as of March 15, 2003. Mr. Sunderhaft was awarded 461 shares of restricted stock on May 16, 2002, which vested on May 16, 2003. Dividends attributable to such shares shall be paid to the award recipients on a current basis. At December 31, 2003, the aggregate fair market value of the restricted stock award to Mr. Kreis was $17,036 and to Mr. Sunderhaft was $282,501 based on a closing price of $18.70 per share.

(4) The column "All Other Compensation" reflects: (i) matching contributions to Mr. Kreis of $5,092, $6,000 and $5,500 and to Mr. Sunderhaft of $3,165, $3,500 and $2,975 made by the Bank under the 401(k) plan in 2004, 2003 and 2002, respectively; (ii) an allocation under the ESOP in 2004, 2003 and 2002 to Mr. Kreis having a value of $14,650 $12,430 and $8,023, respectively, and to Mr. Sunderhaft having a value of $7,691 $6,207 and $4,655, respectively; and (iii) life insurance premiums of $1,804, $1,716 and $1,920 on behalf of Mr. Kreis in 2004, 2003 and 2002, respectively, and of $901, $1,030 and $875 on behalf of Mr. Sunderhaft in 2004, 2003 and 2002, respectively.

EMPLOYMENT AGREEMENTS

         Bridge Street Financial and Oswego County National Bank are each parties to parallel employment agreements with Mr. Gregory J. Kreis to secure his services as President and Chief Executive Officer. The employment agreements have a fixed term of three years beginning as of the effective date of the conversion and reorganization and may be renewed annually after a review of the executive's performance. These agreements provide for a minimum annual salary of $200,000, discretionary cash bonuses, and participation on generally applicable terms and conditions in other compensation and fringe benefit plans. The agreements also guarantee customary corporate indemnification and errors and omissions insurance coverage throughout the employment term and for six years after termination and also provide uninsured death and disability benefits.

         Bridge Street Financial and Oswego County National Bank may terminate the executive's employment, and the executive may resign, at any time with or without cause. However, in the event of termination during the term without cause, the executive will be owed severance benefits generally equal to the value of the cash compensation and fringe benefits that the executive would have received had the executive worked for the remaining unexpired term of the agreements. The same severance benefits would be payable if the executive resigns during the term following:

         o a loss of title, office or membership on the board of directors;

         o        a material reduction in duties, functions or responsibilities;

         o involuntary relocation of the executive's principal place of employment to a location over 50 miles in distance from Oswego National Bank's principal office in Oswego, New York and over 50 miles from the executive's principal residence;

         o other material breach of contract by Bridge Street Financial or Oswego County National Bank which is not cured within 30 days; or

         o a reduction in base salary of more than 10% per year or certain other reductions in benefits.

         In the event of a termination of employment or resignation of the executive following a change of control (as defined in the employment agreements), the executive would be entitled to a severance payment equal to a lump sum payment equal to 2.99 times the executive's base amount as defined in
Section 280G of the Code.

         Each employment agreement provides that, in the event that any of the payments to be made thereunder or otherwise upon termination of employment are deemed to constitute "parachute payments" within the meaning of Section 280G of the Code, then such payments and benefits received thereunder shall be reduced by the amount which is the minimum necessary to result in the payments not exceeding three times the recipient's average annual compensation which was includable in the recipient's gross income during the most recent five taxable years. As a result, none of the severance payments will be subject to a 20% excise tax, and such payments will be deductible to Bridge Street Financial and Oswego County National Bank as compensation expense for federal income tax purposes.

Change of Control Agreements

         Bridge Street Financial and Oswego County National Bank have jointly entered into one-year change of control agreements with Mary Lilly, Judith Percy, Eugene Sunderhaft and Ronald Tascarella. The term of these agreements is perpetual until Bridge Street Financial or Oswego County National Bank gives notice of non-extension, at which time the term is fixed for one year.

         Generally, Bridge Street Financial and Oswego County National Bank may terminate the employment of any officer covered by these agreements, with or without cause, at any time prior to a change of control without obligation for severance benefits. However, if Bridge Street Financial or Oswego County National Bank signs a merger or other business combination agreement, or if a third party makes a tender offer or initiates a proxy contest, it could not terminate an officer's employment without cause without liability for severance benefits. The severance benefits would generally be equal to the value of the cash compensation that the officer would have received if he or she had continued working for one year with continued insurance coverage for one year. Bridge Street Financial and Oswego County National Bank would pay the same severance benefits if the officer resigns after a change of control following a loss of title, office or membership on the board of directors, material reduction in duties, functions or responsibilities, involuntary relocation of his or her principal place of employment to a location over 50 miles from Oswego County National Bank's principal office on the day before the change of control and over 50 miles from the officer's principal residence or other material breach of contract which is not cured within 30 days. These agreements also provide uninsured death and disability benefits.

         Each change of control agreement provides that, in the event that any of the payments to be made thereunder or otherwise upon termination of employment are deemed to constitute "parachute payments" within the meaning of
Section 280G of the Code, then such payments and benefits received thereunder shall be reduced by the amount which is the minimum necessary to result in the payments not exceeding three times the recipient's average annual compensation which was includable in the recipient's gross income during the most recent five taxable years. As a result, none of the severance payments will be subject to a 20% excise tax, and such payments will be deductible to Bridge Street Financial and Oswego County National Bank as compensation expense for federal income tax purposes.
Benefit Plans

         401(K) PLAN. Oswego County National Bank has a tax-qualified savings plan with a salary deferral feature. Generally, a full-time employee who has attained the age of 21 and completed one year of employment is eligible to participate. A participant may make a deferral from 1% to 15% of his or her compensation up to $13,000 for 2004 for individuals under age 50 and $16,000 for 2004 for individuals who are at least 50 years old, indexed annually. Oswego County National Bank makes matching contributions of 50% of each participant's annual deferrals up to a maximum of 3% of compensation.

         A participant is fully vested for his own deferrals, and vests over six years in any matching contributions, other permissible discretionary contributions, and reallocations of plan forfeitures. The plan allows a participant to direct the investment of his or her individual plan accounts among several investment options.

         The 401(k) Plan permits investments in a fund established to invest primarily in the common stock of Bridge Street Financial. The participant's common stock is held by the 401(k) Plan's trustee for the benefit of the individual participants who choose to direct their investments into the newly-created fund. Generally, a participant controls the exercise of the voting and tendering rights relating to the common stock held for his benefit.

         DEFINED BENEFIT PENSION PLAN. Oswego County National Bank maintains a non-contributory defined benefit pension plan covering substantially all of its full-time employees who have attained age 21 and completed one year of service. A participant is fully vested in the plan upon reaching five years of service after obtaining the age of 18.

         The normal retirement benefit is based upon a participant's highest three-year average annual base earnings during the participant's final ten years of service, subject to certain limitations required by the plan and the Internal Revenue Code. The annual benefit provided to a participant at normal retirement age (generally age 65) is determined as follows: 2% of the participant's average annual earnings multiplied by the participant's years of credited service (limited to 60% of the participant's average annual earnings). The plan also provides for early retirement benefits which are calculated in the same manner as normal retirement benefits. However, benefits are reduced when the participant chooses to begin the receipt of his benefits prior to normal retirement age.

         The following table indicates the annual employer-provided retirement benefits that would be payable under the pension plan upon retirement at age 65 to a participant electing to receive his pension benefit in the standard form of benefit, assuming various specified levels of plan compensation and various specified years of credited service. Under the Internal Revenue Code, maximum annual benefits under the pension plan are limited to $165,000 per year and annual compensation for benefit calculation purposes is limited to $205,000 per year for the 2004 calendar year.


                                                YEARS OF SERVICE
                     ------------------------------------------------------------------------
AVERAGE ANNUAL
 COMPENSATION           10              15              20              25              30
--------------       --------        --------        --------        --------        --------
  $100,000           $ 20,000        $ 30,000        $ 40,000        $ 50,000        $ 60,000

   125,000           $ 25,000        $ 37,500        $ 50,000        $ 62,500        $ 75,000

   150,000           $ 30,000        $ 45,000        $ 60,000        $ 75,000        $ 90,000

   170,000           $ 34,000        $ 51,000        $ 68,000        $ 85,000        $102,000

   200,000           $ 40,000        $ 60,000        $ 80,000        $100,000        $120,000

   225,000(1)        $ 45,000        $ 67,500        $ 90,000        $112,500        $135,000

----------
(1) Amounts reflect that no more than $205,000 of compensation is recognized in 2004 for purposes of computing benefits.

         The benefits listed on the table above for the pension plan are not subject to a reduction for Social Security benefits or any other offset amount. As of December 31, 2004, Mr. Kreis and Mr. Sunderhaft had 8 years and 4 years, respectively, of credited service for purposes of the pension plan.

         Supplemental Retirement Plan. The President and Chief Executive Officer of Oswego County National Bank is covered by a supplemental retirement income agreement designed to provide the amount of retirement benefits which cannot be paid from the defined benefit pension plan by reason of certain Internal Revenue Code limitations on qualified plan benefits. In the event of termination of employment following a change in control, the agreement provides for annual payments of $152,033 over a period equal to the longer of 180 months or life.

         Employee Stock Ownership Plan. Bridge Street Financial has established the Employee Stock Ownership Plan ("ESOP") for employees of Bridge Street Financial and Oswego County National Bank. Full-time employees of Bridge Street Financial or Oswego County National Bank who have been credited with at least 1,000 hours of service during a twelve-month period and have attained age 21 are eligible to participate in the ESOP.

         The ESOP has a loan outstanding with Bridge Street Financial, the proceeds of which have been used to purchase common stock. The loan amount equals 100% of the aggregate purchase price of the common stock acquired by the ESOP. The loan by the ESOP will be repaid principally from Bridge Street Financial's and Oswego County National Bank's contributions to the ESOP over a period of not less than 10 years. The collateral for the loan is the common stock purchased by the ESOP. Although it is anticipated that Oswego County National Bank will continue to make contributions to the ESOP, it is under no obligation to make those contributions. The interest rate for the ESOP loan is 8.50%. Bridge Street Financial may, in any plan year, make additional discretionary contributions for the benefit of plan participants in either cash or shares of common stock. These purchases would be funded through additional borrowings by the ESOP or additional contributions from Bridge Street Financial. The timing, amount and manner of future contributions to the ESOP will be affected by various factors, including prevailing regulatory policies, the requirements of applicable laws and regulations and market conditions.

         Shares purchased by the ESOP with the proceeds of the loan are held in a suspense account and released to participants' accounts as debt service payments are made. Shares released from the ESOP are allocated to each eligible participant's ESOP account based on the ratio of each such participant's compensation to the total compensation of all eligible ESOP participants.

         Forfeitures are reallocated among remaining participating employees and may reduce any amount Bridge Street Financial might otherwise have contributed to the ESOP. Upon the completion of five years of service, the account balances of participants within the ESOP will become 100% vested. Credit is given for years of service with Oswego County National Bank prior to adoption of the ESOP. In the case of a "change in control," as defined, however, participants will become immediately fully vested in their account balances. Benefits may be payable upon retirement or separation from service. Bridge Street Financial's contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated.

         Messrs. Kreis and Sunderhaft serve as trustees of the ESOP. Under the ESOP, the trustees must vote all allocated shares held in the ESOP in accordance with the instructions of the participating employees, and unallocated shares will be voted in the same ratio on any matter as those allocated shares for which instructions are given.

         The ESOP is subject to the requirements of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), and the regulations of the IRS and the Department of Labor thereunder.

         STOCK OPTION PLAN. Bridge Street Financial currently maintains two stock option plans. The first stock option plan was approved by the stockholders of Oswego County Bancorp at an Annual Meeting on April 20, 2000 and was assumed by Bridge Street Financial. The second stock option plan was approved by stockholders of Bridge Street Financial at a Special Meeting on June 20, 2003. The purpose of the stock option plans is to encourage the retention of key employees and directors by facilitating their purchase of a stock interest in Bridge Street Financial. The stock option plans are not subject to ERISA and are not tax-qualified plans. Bridge Street Financial has reserved an aggregate of 252,494 shares of common stock for issuance upon the exercise of stock options granted under the plans. All options vest following an option holder's death, disability or a change of control of Bridge Street Financial.

         We may amend or terminate the stock option plans, in whole or in part, at any time, subject to the requirements of all applicable laws and regulations.

         No grants of options were made to the named executive officer during fiscal year 2004.

         The following table provides the value for "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the closing price per share of the common stock on December 31, 2004 which was $18.70 per share.



                                                      FISCAL YEAR-END OPTIONS/SAR VALUES
                               ------------------------------------------------------------------------------------------------
                                                                    NUMBER OF SECURITIES
                                                                    UNDERLYING UNEXERCISED    VALUE OF UNEXERCISED IN-THE-MONEY
                                                                       OPTIONS/SARS AT                 OPTIONS/SARS AT
                               SHARES ACQUIRED   VALUE REALIZED         FISCAL YEAR-END                 FISCAL YEAR-END
                                 ON EXERCISE      ON EXERCISE                (#)                             ($)
            NAME                     (#)              ($)         EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE (1)
----------------------------   ---------------   --------------   -------------------------   ---------------------------------
Gregory J. Kreis............          -                -                32,146/36,361                  435,806/284,554
Eugene R. Sunderhaft........          -                -                 6,656/ 3,540                  100,469/ 36,742

----------
(1) The values shown reflect the difference between the exercise price of each option and the closing price per share of common stock on December 31, 2004, which was $18.70.

         RESTRICTED STOCK PLAN. Bridge Street Financial currently maintains two restricted stock plans ("RRP"). The first such plan was approved by the stockholders of Oswego County Bancorp at an Annual Meeting on April 20, 2000 and was assumed by Bridge Street Financial. The second restricted stock plan was approved by stockholders of Bridge Street Financial at a Special Meeting on June 20, 2003. Similar to the stock option plans, the RRP function as long-term incentive compensation programs for eligible officers, employees and outside directors of Bridge Street Financial and Oswego County National Bank. The members of the Board's Personnel and Compensation Committee who are disinterested directors ("RRP Committee") administer the RRP. Bridge Street Financial pays all costs and expenses of administering the RRP.

         The RRP are not subject to ERISA and are not tax-qualified plans. Bridge Street Financial has reserved an aggregate of 97,323 shares of common stock for issuance under the plans. All awards vest following an award recipient's death, disability or a change of control of Bridge Street Financial.

         We may amend or terminate the restricted stock plans, in whole or in part, at any time, subject to the requirements of all applicable laws and regulations.

DIRECTOR COMPENSATION

         MEETING FEES. The Chairman of the Board receives $1,150 per board meeting while the other non-employee directors receive $950 per regular meeting and $500 per special meeting. A quarterly retainer of $1,500 is also paid to each non-employee director. The outside directors also receive $450 per committee meeting and the Chairs of the Audit Committee and the Personnel and Compensation Committee receive an additional $100 per meeting. Directors receive a fee only for the board and committee meetings that they attend. The aggregate amount of fees paid to such directors for the year ended December 31, 2004 was approximately $149,400.

         DIRECTORS' DEFERRED COMPENSATION PLAN. Oswego County National Bank maintains a nonqualified deferred compensation plan for directors who may elect to defer all or part of their directors' fees to fund the plan. The plan provides that deferred fees are to be invested in mutual funds, as selected by the individual directors. At December 31, 2004, the value of the amounts credited to this plan aggregated approximately $833,900.

         DIRECTORS' RETIREMENT PLAN. Each director participates in Oswego County National Bank's Directors' Retirement Plan. Under this plan, upon reaching the benefit eligibility date, defined individually for each director, a director becomes entitled to 120 monthly payments, each equal to the projected value of 75% of the highest three-year average of projected monthly fees at retirement. A director fully vests in the plan after 10 years of continued service with Oswego County National Bank, commencing March 14, 2001, or upon a change in control of Oswego County National Bank.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         None of the executive officers of Bridge Street Financial served as a member of another entity's Board of Directors or as a member of the Compensation Committee (or other board committee performing equivalent functions) during 2004, which entity had an executive officer serving on the Board of Directors or as a member of the Personnel and Compensation Committee of Bridge Street Financial. There are no interlocking relationships between Bridge Street Financial and other entities that might affect the determination of the compensation of our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table contains common stock ownership information for persons known to us to "beneficially own" 5% or more of Bridge Street Financial's common stock as of March 21, 2005. In general, beneficial ownership includes those shares that a person has the power to vote, sell or otherwise dispose of. Beneficial ownership also includes that number of shares that an individual has the right to acquire within 60 days (such as stock options) after March 21, 2005. Two or more persons may be considered the beneficial owner of the same shares. Bridge Street Financial obtained the information provided in the following table from filings with the SEC and from Bridge Street Financial.




                                    NAME AND ADDRESS        AMOUNT AND NATURE OF
     TITLE OF CLASS               OF BENEFICIAL OWNER       BENEFICIAL OWNERSHIP   PERCENT OF CLASS
-----------------------   -------------------------------   --------------------   ----------------
Common Stock, par value   Lawrence B. Seidman(1)                173,300(2)             6.62%
    $0.01 per share
                          Lanidex Center
                          100 Misty Lane

                          Parsippany, New Jersey 07054

Common Stock, par value   Anton V. Schutz                       227,500(3)             8.68%
    $0.01 per share       Mendon Capital Advisors Corp.
                          150 Allens Creek Road
                          Rochester, New York 14618

Common Stock, par value   Burnham Financial Services Fund       163,100(4)              6.1%
    $0.01 per share       1325 Avenue of the Americas
                          26th Floor
                          New York, New York 10019

----------
(1) Beneficial ownership is held by Mr. Seidman and his affiliates, which include: Dennis Pollack; Seidman and Associates, L.L.C., a New Jersey limited liability company; Seidman Investment Partnership, L.P., a New Jersey limited partnership; Seidman Investment Partnership II , L.P., a New Jersey limited partnership; Kerrimat, L.P., a New Jersey limited partnership; Federal Holdings, L.L.C., a New Jersey limited liability company; Pollack Investment Partnership, L.P., a New Jersey limited partnership; and Broad Park Investors, LLC, a New Jersey limited liability company.
(2) As reported by Mr. Seidman and his affiliates on a Schedule 13D filed with the SEC on November 16, 2004. Mr. Seidman has sole voting power and sole dispositive power with respect to 148,387 shares, and shared voting power and shared dispositive power with Dennis Pollack with respect to 24,913 shares.
(3) As reported by Mendon Capital Advisors Corp. and Anton V. Schutz on an amended Schedule 13G filed with the SEC on February 14, 2005. Mr. Schutz reported sole voting power and sole dispositive power with respect to 227,500 shares. Mr. Schutz is the President and sole shareholder of Mendon Capital Advisors Corporation, which is the investment advisor of, and has the right to dispose of and vote the shares owned by various persons, including Burnham Financial Services Fund, a registered investment company that beneficially owns 6.1% of the common stock of Bridge Street Financial.
(4) As reported by Burnham Financial Services Fund on a Schedule 13G filed with the SEC on February 17, 2004. The Fund has sole voting power and sole dispositive power with respect to 163,100 shares. The sole right to vote and dispose of such shares has been delegated by the Fund's investment adviser, Burnham Asset Management Corporation, to Mendon Capital Advisors Corp. in its capacity as an investment subadviser.

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth information about the shares of common stock beneficially owned by each director and nominee for director of Bridge Street Financial, by each named executive officer of Bridge Street Financial identified in the Summary Compensation Table included elsewhere in this Annual Report on Form 10-K, and all directors and executive officers of Bridge Street Financial or Oswego County National Bank as a group as of March 21, 2005. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated.



                    NAME OF BENEFICIAL                            NUMBER OF SHARES
                         OWNER(1)                                     OWNED (2)                PERCENT OF CLASS(3)
------------------------------------------------------            -----------------            -------------------
Gregory J. Kreis,
     President and Chief Executive Officer............               135,970(4)                         5.24%

Bruce P. Frassinelli, Director........................                12,375(5)                           *
Paul J. Heins, Director...............................                24,816(6)                           *
Richard McKean, Director..............................                 5,586(7)                           *
Paul W. Schneible, Director...........................                35,343(8)                         1.38%
Lowell A. Seifter, Director...........................                11,269(9)                           *
Deborah F. Stanley,
     Chair of the Board and Director..................               18,219(10)                           *
Eugene R. Sunderhaft, Senior Vice President and
     Treasurer(11)....................................               11,022(11)                           *
All directors and executive officers
     as a group (11 persons)..........................              302,463(12)                        11.45%

---------------------
 *   Less than 1.00% of common stock outstanding.

(1) The mailing address for each person listed is 44 East Bridge Street, Oswego, New York 13126.

(2) A director or executive officer owning Company common stock in the Bank's 401(k) plan has sole voting power and sole power to sell ("investment power") with respect to such stock. An executive officer owning stock held by the Employee Stock Ownership Plan ("ESOP") has sole voting power with respect to such stock but does not have the investment power with respect to such stock. A director or executive officer who has been awarded a restricted stock award under the Restricted Stock Plan has sole voting power, but no investment power except in limited circumstances, over the common stock covered by the award.

(3) Percentages with respect to each person or group of persons have been calculated on the basis of 2,558,149 shares of common stock, the total number of shares of common stock outstanding as of March 21, 2005, plus shares of common stock which such person or group has the right to acquire within 60 days after March 21, 2005, by the exercise of stock options.

(4) Includes 63,996 shares in the 401(k) plan, 5,665 shares have been allocated under the ESOP, 38,293 shares exercisable within 60 days after March 21, 2005 under the Stock Option Plan and 13,929 unvested shares under the Restricted Stock Plan and 10,400 vested shares under the Restricted Stock Plan.

(5) Includes 2,565 shares exercisable within 60 days after March 21, 2005 under the Stock Option Plan and 2,732 unvested shares under the Restricted Stock Plan.

(6) Includes 2,565 shares exercisable within 60 days after March 21, 2005 under the Stock Option Plan, 2,732 unvested shares under the Restricted Stock Plan and 11,233 shares held in the name of Mr. Heins' spouse.

(7) Includes 2,565 shares exercisable within 60 days after March 21, 2005 under the Stock Option Plan and 2,732 unvested shares under the Restricted Stock Plan.

(8) Includes 2,565 shares exercisable within 60 days after March 21, 2005 under the Stock Option Plan, 2,732 unvested shares under the Restricted Stock Plan, 18,470 shares held jointly with his spouse and 3,000 shares held indirectly by Lighthouse Capital Advisors, LLC of which Mr. Schneible is Principal Member and Chief Executive Officer.

(9) Includes 2,565 shares exercisable within 60 days after March 21, 2005 under the Stock Option Plan and 2,629 unvested shares under the Restricted Stock Plan.

(10) Includes 2,565 shares exercisable within 60 days after March 21, 2005 under the Stock Option Plan, 2,732 unvested shares under the Restricted Stock Plan and 7,155 shares owned jointly with her spouse.

(11) Includes 667 shares in the 401(k) plan, 1,826 shares allocated under the ESOP, 6,656 shares exercisable within 60 days after March 21, 2005 under the Stock Option Plan and 860 unvested shares under the Restricted Stock Plan.

(12) The amount of shares for all directors and executive officers as a group includes 42,925 shares held by the ESOP Trust that have not been allocated to eligible participants as of March 21, 2005, over which Messrs. Kreis and Sunderhaft, as trustees, may be deemed to have sole "investment power," thereby causing each to be deemed a beneficial owner. Messrs. Kreis and Sunderhaft disclaim beneficial ownership of these shares. The individual participants in the ESOP have shared voting power with the ESOP trustees with respect to the unallocated shares held in the ESOP Trust. It also includes any shares exercisable within 60 days after March 21, 2005.


         The following table sets forth the aggregate information of Bridge Street Financial's equity compensation plans in effect as of December 31, 2004.



                                                     EQUITY COMPENSATION PLAN INFORMATION
                                NUMBER OF SECURITIES                                   NUMBER OF SECURITIES REMAINING
                                    TO BE ISSUED         WEIGHTED-AVERAGE EXERCISE      AVAILABLE FOR FUTURE ISSUANCE
                                  UPON EXERCISE OF         PRICE OF OUTSTANDING           UNDER EQUITY COMPENSATION
                                OUTSTANDING OPTIONS,       OPTIONS, WARRANTS AND         PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                    WARRANTS AND RIGHTS              RIGHTS                  REFLECTED IN COLUMN (A))
-------------                   --------------------     -------------------------     ------------------------------
                                         (A)                        (B)                              (C)
Equity compensation plans
   approved by security
   holders.................            152,142                     $8.99                           84,743

Equity compensation plans
   not approved by
   security holders........                  -                         -                                -
                                       -------                     -----                           ------
     Total.................            152,142                     $8.99                           84,743
                                       =======                     =====                           ======

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Oswego County National Bank makes loans to its officers and directors and to companies with which its officers and directors are affiliated. As of December 31, 2004, there were loans to one director with a total balance of $41,362. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features. All future loans to officers and directors will be made on the same terms and conditions as made to unaffiliated third parties.

         Bridge Street Financial also retained Green & Seifert Attorneys, PLLC during fiscal year 2004 to assist with the acquisition of Ladd's Insurance Agency. Lowell A. Seifter, a member of our Board of Directors, is a principal in Green & Seifert. In 2004, we paid $7,198 to Green & Seifert for legal services in connection with the Ladd's Insurance Agency acquisition.

         All related party transactions were approved by the Audit Committee.

ITEM 14.        PRINCIPAL ACCOUNTNG FEES AND SERVICES

         During the fiscal year ended December 31, 2004, Bridge Street Financial retained and paid KPMG LLP to provide audit and other services. The following table displays the aggregate fees for professional audit services for the audit of the financial statements for the years ended December 31, 2004 and 2003 and fees billed for other services during those periods by our independent auditors.


                                                    2004               2003
Audit fees (1).......................              68,500             77,800
Audit-related fees ..................                   -                  -
Tax fees (2).........................              20,560             21,452
All other fees.......................                   -                  -
                                             ------------       ------------
    Total............................              89,060             99,252
                                             ============       ============


----------
(1) Audit fees consisted of audit work performed in the preparation of financial statements as well as work generally only the independent auditors can reasonably be expected to provide, such as statutory audits.

(2) Tax fees consisted of assistance with matters related to tax compliance and consulting.

PREAPPROVAL POLICIES AND PROCEDURES

         The Audit Committee shall preapprove all auditing services and permitted non-audit services (including the fees and terms) to be performed for the Company by its independent auditor, subject to the de minimis exception for non-audit services described below which, if not pre-approved, are approved by the Committee prior to completion of the audit.

         The preapproval requirement set forth above, shall not be applicable with respect to non-audit services if:

         (i) The aggregate amount of all such services provided constitutes no more than five percent of the total amount of revenues paid by the Company to its auditor during the fiscal year in which the services are provided;

         (ii) Such services were not recognized by the Company at the time of the engagement to be non-audit services; and

         (iii) Such services are promptly brought to the attention of the Committee and approved prior to the completion of the audit by the Committee or by one or more members of the Committee who are members of the Board of Directors to whom authority to grant such approvals has been delegated by the Committee.

         DELEGATION. The Committee may delegate to one or more designated members of the Committee the authority to grant required preapprovals. The decisions of any member to whom authority is delegated under this paragraph to preapprove activities under this subsection shall be presented to the full Committee at its next scheduled meeting.

         During 2004, the Audit Committee pre-approved 100% of the services performed by KPMG LLP for Bridge Street Financial.


ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

         (A)      LIST OF EXHIBITS. (Filed herewith unless otherwise noted)

         2.1      Amended Plan of Conversion and Agreement and Plan of
                  Reorganization.*
         3.1      Certificate of Incorporation of Bridge Street Financial, Inc.*
         3.2      Bylaws of Bridge Street Financial, Inc.*
         3.3      Articles of Association of Oswego County National Bank.*
         3.4      Bylaws of Oswego County National Bank.*
         4.1      Certificate of Incorporation of Bridge Street Financial, Inc.*
         4.2      Bylaws of Bridge Street Financial, Inc.*
         4.3      Form of Stock Certificate of Bridge Street Financial, Inc.*
         10.1     Employee Stock Ownership Plan of Oswego County Bancorp, Inc.*
         10.2     Reserved
         10.3 Form of Employment Agreement between Bridge Street Financial, Inc. and Gregory J. Kreis.*
         10.4 Form of One Year Change in Control Agreement by and among certain officers and Bridge Street Financial, Inc. and Oswego County National Bank.*
         10.5 Directors Supplemental Retirement Benefit Plan, dated March 15, 2000**
         10.6 Executive Supplemental Retirement Income Agreement, dated March 15, 2000, between Oswego County National Bank and Gregory J. Kreis.**
         10.7 Trust Agreement dated as of February 1, 2000 between Oswego County National Bank and Security Federal Savings Bank.**
         10.8 First Amendment to the Executive Supplemental Retirement Income Agreement between Oswego County National Bank and Gregory J. Kreis, dated May 18, 2000.*
         10.9     Oswego County Bancorp, Inc. Stock Option Plan.*
         10.10    Oswego County Bancorp, Inc. Restricted Stock Plan.*
         13.1     2004 Annual Report to Shareholders.
         14.1     Code of Ethics for Senior Financial Officers ***
         21.1     Subsidiaries of the Registrant.*
         23.1     Consent of Independent Registered Public Accounting Firm.
         31.1     Rule 13a-14(a)/15d-14(a) Certifications.
         32.1     Section 1350 Certifications.
         ----------

         * Incorporated herein by reference to the Registration Statement No. 333-99347, on Form S-1 of Bridge Street Financial filed with the SEC on September 9, 2002, as amended.

         ** Incorporated herein by reference to the Registration Statement No. 333-101421, on Form S-8, filed with the SEC on November 22, 2002, as amended.

         *** Incorporated by reference to Form 10-KSB, filed with the SEC on March 30, 2004.

         (B)      FINANCIAL STATEMENT SCHEDULES.

         All schedules have been omitted as not applicable or not required under the rules of Regulation S-X.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2005.


                                                  BRIDGE STREET FINANCIAL, INC.


                                                  By:  /s/ Gregory J. Kreis
                                                       -------------------------
                                                       Gregory J. Kreis
                                                       President and Chief
                                                       Executive Officer


         Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated thereunder, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.



              Name                                            Title                               Date
              ----                                            -----                               ----
                                              President, Chief Executive Officer and
/s/ Gregory J. Kreis                                         Director                         March 29, 2005
-----------------------------------
Gregory J. Kreis


                                                    Senior Vice President and
/s/ Eugene R. Sunderhaft                                     Treasurer                        March 29, 2005
-----------------------------------
Eugene R. Sunderhaft


/s/ Deborah F. Stanley                                  Chair of the Board                    March 29, 2005
-----------------------------------
Deborah F. Stanley


/s/ Paul J. Heins                                           Vice Chair                        March 29, 2005
-----------------------------------
Paul J. Heins


/s/ Bruce P. Frassinelli                                     Director                         March 29, 2005
-----------------------------------
Bruce P. Frassinelli


/s/ Richard McKean                                           Director                         March 29, 2005
-----------------------------------
Richard McKean


/s/ Paul W. Schneible                                        Director                         March 29, 2005
-----------------------------------
Paul W. Schneible


/s/ Lowell A. Seifter                                        Director                         March 29, 2005
-----------------------------------
Lowell A. Seifter