Form 10-Q
period 2005-03-31
BRIDGE STREET FINANCIAL INC
filed 2005-05-16
CIK 1182555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  F O R M 10-Q
                    _________________________________________


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

                        COMMISSION FILE NUMBER 000-50105
                    _________________________________________


                          BRIDGE STREET FINANCIAL, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                13-4217332
    -------------------------------               ----------------------
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification Number)

300 STATE ROUTE 104, OSWEGO, NEW YORK                      13126
-------------------------------------                      -----
(Address of principal executive office)                  (Zip Code)

Registrant's telephone number, including area code:      (315) 343-4100
                                                        ----------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    ----        ----.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (check one): Yes [ ] No [ X ]

                  Number of shares of common stock outstanding
                                as of May 9, 2005
Class                                                                Outstanding

COMMON STOCK, $0.01 PAR VALUE                                         2,477,257
-----------------------------


                          BRIDGE STREET FINANCIAL, INC.
                                    FORM 10-Q
                                      INDEX

Part I -  FINANCIAL INFORMATION                                             PAGE

    Item 1-Financial statements (unaudited):

         Consolidated Statements of Financial
         Condition at March 31, 2005 and December 31,
         2004

         Consolidated Statements of Income
         for the three-month periods ended
         March 31, 2005 and March 31, 2004

         Consolidated Statements of Changes in Shareholders' Equity for the three-month period ended March 31, 2005 3 Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2005 and March 31, 2004

         Notes to Unaudited Condensed Interim Consolidated
         Financial Statements

    Item 2- Management's Discussion and Analysis of Financial Condition and Results of Operations

    Item 3- Quantitative and Qualitative Disclosures about Market Risk

    Item 4- Controls and Procedures


Part II- OTHER INFORMATION

    Item 1-Legal Proceedings

    Item 2-Unregistered Sales of Equity Securities and Use of Proceeds

    Item 3-Defaults Upon Senior Securities

    Item 4-Submission of Matters to a Vote of Security Holders

    Item 5-Other Information

    Item 6- Exhibits

    Signatures

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                 (In thousands, except share and per share data)
                                   (unaudited)


                                                               MARCH 31,              DECEMBER 31,
                                Assets                           2005                      2004
                                                               ---------              ------------
Cash and due from banks                                        $  14,065                     7,956
Securities available for sale, at fair value                      47,497                    49,412
Securities held to maturity (fair value of $6,359 on
  March 31, 2005, and $6,742 on December 31, 2004)                 6,438                     6,686
Loans held for sale                                                   66                       334

Loans                                                            132,692                   134,551
    Less: allowance for loan losses                                1,344                     1,352
                                                               ---------                 ---------

            Loans, net                                           131,348                   133,199
                                                               ---------                 ---------

Federal Home Loan Bank stock                                       1,304                     1,509
Premises and equipment, net                                        8,692                     8,670
Accrued interest receivable                                          996                       847
Bank owned life insurance                                          6,091                     6,038
Goodwill                                                           1,954                       318
Other intangible assets, net                                       1,249                      --
Other assets                                                       3,936                     3,906
                                                               ---------                 ---------

            Total assets                                       $ 223,636                   218,875
                                                               =========                 =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits:
      Demand                                                   $  29,010                    30,513
      Savings and money market                                    79,311                    71,638
      Time                                                        54,337                    51,096
                                                               ---------                 ---------

                                                                 162,658                   153,247

    Escrow deposits                                                  552                     1,228
    Short-term debt                                                 --                       3,675
    Long-term debt                                                26,770                    26,077
    Other liabilities                                              3,871                     3,402
                                                               ---------                 ---------

            Total liabilities                                    193,851                   187,629
                                                               ---------                 ---------

Shareholders' equity:
    Preferred stock, $0.01 par value, 1,000,000
      shares authorized, at March 31, 2005
      and December 31, 2004, no shares issued                       --                        --
    Common stock, $0.01 par value, 5,000,000
      shares authorized,  2,857,319 and
      2,853,319 shares issued at March 31, 2005
      and December 31, 2004                                           29                        29
    Additional paid-in capital                                    18,183                    18,074
    Unvested restricted stock awards, 25,891 and
      25,466 shares at March 31, 2005 and December 31, 2004         (354)                     (323)
    Treasury stock, at cost, 299,170 and 236,170
      shares at March 31, 2005 and December 31, 2004              (2,963)                   (1,825)
    Unallocated common stock held by Employee Stock
      Ownership Plan (ESOP) 40,466 and 42,925
      shares at March 31, 2005 and December 30, 2004                (125)                     (134)
    Retained earnings                                             14,994                    14,982
    Accumulated other comprehensive income                            21                       443
                                                               ---------                 ---------

            Total shareholders' equity                            29,785                    31,246
                                                               ---------                 ---------

            Total liabilities and shareholders' equity         $ 223,636                   218,875
                                                               =========                 =========


See accompanying notes to unaudited condensed consolidated interim financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                        Consolidated Statements of Income
                        (In thousands, except share data)
                                  (unaudited)


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  ----------------------------
                                                                   2005                  2004
                                                                  ------                ------
Interest and dividend income:
    Loans                                                         $1,890                 1,729
    Securities                                                       627                   637
    Federal funds sold and other short-term investments               13                    18
                                                                  ------                ------

           Total interest and dividend income                      2,530                 2,384
                                                                  ------                ------

Interest expense:
    Deposits and escrow accounts                                     518                   452
    Borrowings                                                       283                   260
                                                                  ------                ------

           Total interest expense                                    801                   712
                                                                  ------                ------

           Net interest income                                     1,729                 1,672

Provision for loan losses                                            116                    90
                                                                  ------                ------

           Net interest income after provision for loan losses     1,613                 1,582
                                                                  ------                ------

Noninterest income:
    Service charges                                                  602                   593
    Insurance commissions and fees                                   165                  --
    Net gains on sale of loans                                        29                    35
    Increase in value of bank-owned life insurance                    53                    58
    Other                                                            167                   159
                                                                  ------                ------

           Total noninterest income                                1,016                   845
                                                                  ------                ------

Noninterest expenses:
    Salaries and employee benefits                                 1,238                 1,181
    Occupancy and equipment                                          342                   332
    Data processing                                                  223                   203
    Office supplies, printing and postage                             61                    70
    Professional fees                                                130                   110
    Director fees                                                     44                    38
    Marketing and advertising                                         58                    43
    Other                                                            298                   269
                                                                  ------                ------

           Total noninterest expenses                              2,394                 2,246
                                                                  ------                ------

Income before income tax expense                                     235                   181

Income tax expense                                                    45                    20
                                                                  ------                ------

           Net income                                             $  190                   161
                                                                  ======                ======

Basic net  income per share                                       $ 0.08                  0.06
                                                                  ======                ======

Diluted net  income per share                                     $ 0.07                  0.06
                                                                  ======                ======

See accompanying notes to unaudited condensed interim consolidated financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
           Consolidated Statements of Changes in Shareholders' Equity
                        Three months ended March 31, 2005
                                   (unaudited)



                                                                                                                       UNALLOCATED
                                                                                                UNVESTED                 COMMON
                                                                                  ADDITIONAL   RESTRICTED                 STOCK
                                                                         COMMON    PAID-IN       STOCK      TREASURY     HELD BY
                                                                         STOCK     CAPITAL       AWARDS       STOCK        ESOP
                                                                        --------  ----------   ----------   --------   -----------
Balance at December 31, 2004                                            $    29       18,074         (323)    (1,825)         (134)


Purchase of treasury stock (63,000 shares)                                 --           --           --       (1,138)         --

Cash dividends ($0.07 per share)                                           --           --           --         --            --

Net proceeds from the exercise of stock options (750 shares)               --              2         --         --            --

Issue restricted stock (3,250 shares)                                      --             57          (57)      --            --

Amortization of restricted stock, net of cancellations (2,825 shares)      --           --             26       --            --

Tax benefit on vested restricted stock and exercised stock options         --             14         --         --            --

Allocation of ESOP stock (2,459 shares)                                    --             36         --         --               9

Comprehensive income:
    Net income                                                             --           --           --         --            --

    Other comprehensive loss                                               --           --           --         --            --


           Total comprehensive loss
                                                                        --------  ----------   ----------   --------   -----------

Balance at March 31, 2005                                               $    29       18,183         (354)    (2,963)         (125)
                                                                        =======   ==========   ==========   ========   ===========


                                                                                   ACCUMULATED
                                                                                      OTHER
                                                                                     COMPRE-
                                                                        RETAINED     HENSIVE
                                                                        EARNINGS     INCOME       TOTAL
                                                                        --------   -----------   -------
Balance at December 31, 2004                                              14,982           443    31,246


Purchase of treasury stock (63,000 shares)                                  --            --      (1,138)

Cash dividends ($0.07 per share)                                            (178)         --        (178)

Net proceeds from the exercise of stock options (750 shares)                --            --           2

Issue restricted stock (3,250 shares)                                       --            --        --

Amortization of restricted stock, net of cancellations (2,825 shares)       --            --          26

Tax benefit on vested restricted stock and exercised stock options          --            --          14

Allocation of ESOP stock (2,459 shares)                                     --            --          45

Comprehensive income:
    Net income                                                               190          --         190

    Other comprehensive loss                                                --            (422)     (422)
                                                                                                 -------

           Total comprehensive loss                                                                 (232)
                                                                        --------   -----------   -------

Balance at March 31, 2005                                                 14,994            21    29,553
                                                                        ========   ===========   =======



See accompanying notes to unaudited condensed consolidated interim financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)


                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                             2005            2004
                                                                                         ------------    ------------
Cash flows from operating activities:
    Net income                                                                           $        190             161
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                                             169             177
         Provision for loan losses                                                                116              90
         Net gain on sale of loans                                                                (29)            (35)
         Net increase in cash surrender value of life insurance                                   (53)            (58)
         Net amortization of securities premiums                                                   39              51
         Proceeds from sale of loans held for sale                                              3,180           4,169
         Loans originated for sale                                                             (2,883)         (3,846)
         Tax benefit on vested restricted stock and excercised stock options                       14            --
         ESOP stock released for allocation and amortization of restricted stock                   71              65
         Change in:
           Accrued interest receivable                                                           (149)           (142)
           Other assets                                                                          (129)           (463)
           Other liabilities                                                                      139              57
                                                                                         ------------    ------------

                  Net cash provided by operating activities                                       675             226
                                                                                         ------------    ------------

Cash flows from investing activities:
    Proceeds from maturity of and principal collected on securities available for sale          1,176           2,408
    Proceeds from maturity of and principal collected on securities held to maturity              248             355
    Purchases of securities available for sale                                                   --              (998)
    Proceeds fron sale (purchase) of Federal Home Loan Bank of New York stock                     205             (13)
    Disbursements for loan originations net of principal collections                            1,700            (577)
    Purchase of insurance agency, net of cash acquired                                         (1,496)           --
    Purchases of premises and equipment                                                          (161)         (1,141)
                                                                                         ------------    ------------

                  Net cash provided by  investing activities                                    1,672              34
                                                                                         ------------    ------------

Cash flows from financing activities:
    Net increase in demand, savings and money market deposits                                   6,170          (1,736)
    Net decrease in time deposits                                                               3,241             923
    Net decrease  in escrow deposits                                                             (676)           (817)
    Net decrease in short-term borrowing                                                       (3,675)           --
    Repayment of long-term debt                                                                    16            --
    Net proceeds from the exercise of stock options                                                 2              19
    Purchase of treasury stock                                                                 (1,138)           --
    Dividends on common stock                                                                    (178)           (106)
                                                                                         ------------    ------------

                  Net cash provided by (used in) financing activities                           3,762          (1,717)
                                                                                         ------------    ------------

Net increase (decrease) in cash and cash equivalents                                            6,109          (1,457)

Cash and cash equivalents at beginning of period                                                7,956          15,272
                                                                                         ------------    ------------

Cash and cash equivalents at end of period                                               $     14,065          13,815
                                                                                         ============    ============

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Interest                                                                           $        804             713
      Income taxes                                                                                 21               7
                                                                                         ============    ============

    Non-cash investing and financing activities:
      Transfer of loans to real estate owned                                             $         35              11
      Adjustment of securities available for sale to fair value, net of taxes                    (422)            389
                                                                                         ============    ============

    Acquisition of financial service company:
      Fair value of non-cash assets acquired in purchase acquisition                     $        151            --
      Fair value of non-cash liabilites assumed in acquisition                                 (1,039)           --
                                                                                         ============    ============

See accompanying notes to consolidated interim financial statements.

                  BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2005


(1)      Basis of presentation

         The accompanying unaudited condensed consolidated interim financial statements include the accounts of Bridge Street Financial, Inc. ("OCNB" or the "Company") and its wholly owned subsidiary, Oswego County National Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated in consolidation. The statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all material adjustments necessary for fair presentation, consisting of normal accruals and adjustments have been made in the accompanying statements. The results of operations for the interim periods presented should not be considered indicative of results that may be expected for an entire fiscal year or any other interim period. The accompanying unaudited condensed consolidated interim financial statements are intended to be read in conjunction with the Company's audited financial statements and footnotes for the year ended December 31, 2004 included in the annual report on Form 10-K.

(2)      Earnings per share

         Basic and diluted earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period (exclusive of unallocated ESOP shares). Diluted earnings per share is computed by adding to weighted average shares outstanding the number of potentially issuable shares under the Company's stock option plan and the nonvested shares in a restricted stock plan, under the treasury stock method. The following table summarizes the number of shares utilized in the Company's earnings per share calculations for the periods covered in the financial statements.



NUMBER OF SHARES UTILIZED                    THREE MONTHS ENDED MARCH 31,
in per share computations                     2005                  2004
-------------------------                  ---------             ---------

For basic earnings per share               2,493,875             2,579,078

Added for: Stock options                      75,244                92,685
                Restricted stock               3,815                 4,939
                                           ---------             ---------

For diluted earnings per share             2,572,934             2,676,702
                                           =========             =========


(3)      Other comprehensive (loss) income

         The following summarizes the components of other comprehensive (loss) income for the three-month periods ended March 31, 2005 and 2004:

                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                                2005      2004
                                                              --------  --------
                                                                 (in thousands)
Other comprehensive (loss) income, before tax:
     Net unrealized holding (loss) gain on securities
       arising during the period                              $  (703)     648

     Reclassification adjustment for securities
       gains included in net income                                 -        -
                                                              --------  --------
     Other comprehensive (loss) income before tax                (703)     648


     Income tax benefit (expense) related to items
             of other comprehensive income                        281     (259)
                                                              --------  --------
             Other comprehensive (loss) income, net of tax    $  (422)     389
                                                              ========  ========

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

         The Company accounts for stock options granted under its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. Accordingly, compensation expense is recognized only if the exercise price of the options is less than the fair value of the underlying stock at the grant date. Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages entities to recognize the fair value of all stock-based awards on the date of the grant as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of net income and earnings per share as if the fair-value-based method defined in SFAS No. 123 had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 and recognized the cost over the vesting period, the Company's net income and earnings per share for the three-month periods ended March 31, 2005 and 2004 would have been reduced to the pro forma amounts indicated below:


                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,

      (in thousands, except per share data)                      2005     2004
                                                              --------  --------

      Net income
          As reported                                        $     190      161

      Add:    Stock based compensation for
              restricted stock, net of tax                          16       16

      Deduct: Total stock-based compensation expense
              determined under fair value based method
              for all awards, net of tax                            27       26
                                                              --------  --------
          Pro forma net income                               $     179      151
                                                              ========  ========

      Basic earnings per share:
          As reported                                             0.08     0.06
          Pro forma                                               0.07     0.06


      Diluted earnings per share:
          As reported                                             0.07     0.06
          Pro forma                                               0.07     0.06


(5)      Obligations under guarantees

         The Company does not issue any guarantees that would require liability recognition or disclosures, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Since a portion of these instruments will expire unused, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Outstanding commitments on standby letters of credit at March 31, 2005 and March 31, 2004 were approximately $318,000 and $1.1 million, respectively. The fair value of the Company's standby letters of credit at March 31, 2005 and 2004 was insignificant.



(6)      Pension and Other Postretirement Plans

         The following table sets forth the components of net periodic benefit cost for the Company's defined benefit pension plan and the other postretirement benefit plan for the three-month period ended March 31, 2005 and 2004.


                                               THREE MONTHS ENDED MARCH 31,

                                                            OTHER POSTRETIREMENT
                                        PENSION BENEFITS          BENEFITS
                                        -----------------    -------------------
                                         2005      2004         2005      2004
                                        -------   -------    ---------  --------

Service cost                           $    56        52            -         -

Interest cost                               69        65           12        12

Expected return on assets                  (87)      (86)           -         -

Amortization of transition obligation        -         -            3         3

Amortization of net  loss                   19        18            -         -
                                        -------   -------    ---------  --------

Net periodic benefit cost              $    57        49           15        15
                                        =======   =======    =========  ========




         For the fiscal year ending December 31, 2005, the Company expects to contribute approximately $220,000 and $48,000 to the defined benefit pension plan and the postretirement plan, respectively.

(7)      Acquisition

         On March 4, 2005, Bridge Street Financial, Inc. acquired 100% of the stock of Ladd's Agency, Inc., ("Ladd's Agency") an insurance agency with offices in North Syracuse and Auburn, New York, in a cash transaction. The aggregate purchase price was approximately $1,785,000, which included cash payments of $1,621,000 and capitalized transaction costs of $164,000. In addition, Ladd's Agency shareholders may receive an aggregate of $770,000 if Ladd's Agency meets certain performance targets in each of the next three years. The results of operations of the insurance agency will be included in the consolidated statements of Bridge Street Financial, Inc. from March 1, 2005, the effective date of the transaction. The excess of the purchase price over the fair value of identifiable assets acquired less liabilities assumed resulted in preliminary identifiable other intangible assets of $1,253,000, goodwill of $1,631,000 and deferred tax liabilities of $501,000. The identifiable other intangible assets are being amortized over 15 years.

         The following table presents unaudited pro forma information as if the acquisition of Ladd's Agency had been consummated as of the beginning the 2004 first quarter. This pro forma information gives effect to certain adjustments, including purchase accounting adjustments, amortization of intangibles and income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired Ladd's Agency at the beginning of 2004.


                                      THREE MONTHS ENDED MARCH 31,
                                      ----------------------------
(in thousands, except per share data)     2005            2004
                                      ------------- --------------
                                              (Pro forma)

Net interest income                 $         1,599          1,563
Noninterest income                            1,373          1,566
Noninterest expense                           2,666          2,663
Net income                                      235            341

Basis earnings per share            $          0.09           0.13
                                      ============== ==============

Diluted earnings per share          $          0.09           0.13
                                      ============== ==============


(8)      Segment Information

         The Company has two business segments, banking and financial services. The financial service segment is the insurance agency business which was acquired as of March 1, 2005. The banking segment includes the results of Bridge Street Financial, Inc. excluding the financial services. Segment information for 2004 is not presented since the Company results were in the banking sector only prior to the insurance agency acquisition. Selected operating information for those segments follows:


                                                                      THREE MONTHS ENDED MARCH 31, 2005
                                                                      ---------------------------------
                                                                                 FINANCIAL      CONSOLIDATED
                                                                   BANK          SERVICES           TOTAL
                                                               -------------   -------------     ------------
                                                                               (in thousands)

Net interest income                                          $        1,733              (4)           1,729
Provision for loan losses                                               116               0              116
                                                               -------------   -------------     ------------

      Net interest income after provision for loan losses             1,617              (4)           1,613

Noninterest income                                                      851             165            1,016
Noninterest expense                                                   2,248             146            2,394
                                                               -------------   -------------     ------------

      Income before income taxes                                        220              15              235
Income tax expense                                                       39               6               45
                                                               -------------   -------------     ------------
      Net income                                                        181               9              190
                                                               =============   =============     ============


(9)      Recent Accounting Pronouncements

         In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting for Stock Issued to Employees" and its related implantation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If any equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This revised Statement was to become effective for the Company as of July 1, 2005 and may be adopted prospectively or retrospectively; however, the SEC superseded the FASB's implantation timetable in April 2005, changing the effective date to the beginning of 2006. Adoption of this statement will affect the Company's results of operations. The extent of the impact has not yet been quantified.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

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


OVERVIEW

         Bridge Street Financial, Inc. (the "Company") reported net income of $190,000 for the quarter ended March 31, 2005 compared to $161,000 for the same period of 2004. The Company's results for the first quarter of 2005 include the results for the recently acquired Ladd's Agency (the "Insurance Agency") since the effective purchase date of March 1, 2005. The increase in net income for the first quarter of 2005 resulted primarily from a $57,000 increase in net interest income and a $171,000 increase in noninterest income, which was partially offset by a $26,000 increase in the provision for loan losses, a $148,000 increase in noninterest expense and a $25,000 increase in income tax expense.

         Bridge Street Financial's total assets increased $4.8 million or 2.2% to $223.6 million at March 31, 2005 compared to total assets of $218.9 million at December 31, 2004. The increase in total assets during the three months ended March 31, 2005 was due primarily to a $9.4 million increase in deposits which resulted in a $6.1 million increase in cash and due from banks and a reduction in short-term debt of $3.7 million. During the three months ended March 31, 2005, securities decreased $2.2 million and loans decreased $1.9 million. Additionally, goodwill and other intangible assets, net of amortization, increased $2.9 million as a result of the Insurance Agency acquisition.


FINANCIAL CONDITION

         Total assets increased by $4.8 million or 2.2% to $223.6 million at March 31, 2005 from $218.9 million at December 31, 2004. The increase in total assets resulted primarily from a $6.1 million increase in cash and due from banks and a $2.9 million increase in goodwill and other intangible assets, net of amortization, which were partially offset by a $2.2 million decrease in securities and a $1.9 million decrease in loans. During the three months ended March 31, 2005 deposits increased $9.4 million. The increase in deposits provided funding for the $6.1 million increase in cash and due from banks and a $3.7 million reduction in short-term debt.

         Total securities decreased $2.2 million or 3.9% to $53.9 million at March 31, 2005 compared to $56.1 million at December 31, 2004. Government agency obligations available for sale decreased $89,000, mortgage-backed securities available for sale decreased $1.4 million, municipal securities available for sale decreased $288,000, and mortgage-back securities held to maturity decreased $248,000. The decrease in securities is primarily the result of proceeds received for principal payments and a reduction in fair value that has resulted from increasing interest rates.

         The following table presents the composition of the Company's securities portfolio at the dates indicated.


                                                        March 31,   December 31,
                                                          2005         2004
                                                      ------------  ------------
                                                             (In thousands)

     SECURITIES AVAILABLE FOR SALE (fair value)
U.S. Government agency obligations                     $    4,127      4,216
Municipal securities                                       17,373     17,661
Corporate  securities                                       1,802      1,832
Mortgage-backed securities                                 19,854     21,290
Other equity securities                                     4,341      4,413

                                                      ------------  ------------

                          Total securities             $   47,497     49,412


     SECURITIES HELD TO MATURITY (amortized cost)
Mortgage-backed securities                             $    6,438      6,686



         Total loans decreased by $1.9 million or 1.4% to $132.7 million at March 31, 2005 from $134.6 million at December 31, 2004. Commercial mortgages and commercial loans decreased $660,000, or 1.1%, to $59.6 million at March 31, 2005 from $60.3 million at December 31, 2004. Residential mortgages decreased $335,000 to $61.8 million at March 31, 2005 as compared to $62.1 million at December 31, 2004. Consumer loans decreased $864,000 to $11.3 million at March 31, 2005 as compared to $12.2 million at December 31, 2004. The Company attributes the reduction in loans primarily to seasonal factors associated with low loan origination volume in the first quarter of the year.

         The following table presents the composition of the Company's loan portfolio by type of loan at the dates indicated.


                                     March 31,             December 31,
LOANS                                   2005                   2004
-----                           -------------------     ------------------
                                                (in thousands)
Residential mortgage
  and home equity              $             61,767                 62,102
Commercial mortgage                          35,137                 35,535
Commercial                                   24,481                 24,743
Consumer                                     11,307                 12,171
                                 -------------------     ------------------
                               $            132,692                134,551
                                 ===================     ==================


         In addition to the previously mentioned loan balances, the Company had $66,000 of loans held for sale on March 31, 2005 as compared to $334,000 at December 31, 2004. The loans held for sale consisted of fixed rate residential mortgages and are carried at the lower of aggregate cost or market value.

         Bridge Street Financial's deposits increased by $9.4 million or 6.1% to $162.7 million at March 31, 2005 from $153.2 million at December 31, 2004. Savings and money market deposits increased by $7.7 million, time deposits increased $3.2 million and demand deposits decreased by $1.5 million. The increase in deposit balances is due primarily to favorable customer response to the Company's deposit growth initiatives during the first quarter of 2005.

         Bridge Street Financial's short-term borrowings with the Federal Home Loan Bank of New York ("FHLB") were paid off at March 31, 2005 as compared to short-term borrowings of $3.7 million December 31, 2004. The reduction in borrowing from the FHLB is due to the Company's utilization of excess funds to reduce borrowings. Long-term debt increased $693,000 to $26.8 million at March 31, 2005 as compared to $26.1 million at December 31, 2004. The increase in long-term debt was due to debt assumed as a part of the Insurance Agency acquisition.

         Shareholders' equity decreased $1.5 million during the three months ended March 31, 2005 to $29.8 million from $31.2 million at December 31, 2004. The decrease in shareholders' equity was primarily due to an increase in treasury stock of $1.1 million resulting from the Company's previously announced stock repurchase program, a $422,000 decrease in net change in the unrealized gain on securities available for sale, net of tax and dividend payments of $178,000, which were partially offset by net income of $190,000, and an increase of $87,000 from the exercise of stock options, the allocation of ESOP shares and the amortization of restricted stock.

         At March 31, 2005, nonperforming assets were 0.37% of total assets as compared to 0.48% at December 31, 2004.


 NONPERFORMING ASSETS                     March 31,             December 31,
(dollars in thousands)                      2005                    2004
                                     --------------------     -----------------
Nonaccrual loans                   $                 789                 1,055
Restructured loans                                     -                     -
                                     --------------------     -----------------
  Nonperforming loans                                789                 1,055

Other real estate                                     33                     6
                                     --------------------     -----------------

  Nonperforming assets             $                 822                 1,061
                                     ====================     =================

Nonperforming assets
   to total assets                                 0.37%                 0.48%
Allowance for loan losses
   to nonperforming loans                        170.34%               128.15%


         While management views the current level of nonperforming assets to be very manageable, future experience may be affected by regional and national economic conditions, underwriting judgments and business and personal factors affecting Bridge Street Financial's customers. At March 31, 2005, the allowance for loan losses is at a level that management believes, to the best of its knowledge, is adequate to cover known losses and the risk of loss inherent in the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examinations.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND
2004

         Net income was $190,000 for the three months ended March 31, 2005 compared to net income of $161,000 for the three months ended March 31, 2004. For the three months ended March 31, 2005 compared to the three months ended March 31, 2004, net interest income increased $57,000 and noninterest income increased $171,000. The increase in net interest income and noninterest income was partially offset by a $26,000 increase in the provision for loan losses, a $148,000 increase in noninterest expense and a $25,000 increase in income tax expense. Return on average equity was 2.53% in the three-month period of 2005 compared to 2.03% in the three-month period ended March 31, 2004. Return on average assets was 0.35% for the three-month period ended March 31, 2005 compared to 0.31% in the same period of 2004.

Net Interest Income

         Net interest income increased $57,000 to $1,729,000 in the three months ended March 31, 2005 from $1,672,000 in the three months ended March 31, 2004. The increase in net interest income during the three-month period was the result of increased interest income which exceeded an increase in interest expense. Interest income increased $146,000 and interest expense increased $89,000. Bridge Street Financial's net interest rate margin on a tax equivalent basis of 3.95% for the first three months of 2005 increased 3 basis points from the same three-month period of 2004. For the three months ended March 31, 2005, net interest income on a tax equivalent basis increased $87,000 due to increases in volume of interest earning assets and interest bearing liabilities and decreased $15,000 from changes in interest rates.

Interest Income

         Interest income increased $146,000 to $2.5 million for the three months ended March 31, 2005 as compared to $2.4 million for the same period in 2004. The increase in interest income is due primarily to a $7.7 million increase in average interest earning assets in 2005 compared to 2004. Interest income on a tax equivalent basis increased by $161,000, or 6.4%, to $2.7 million in the three months ended March 31, 2005. The increase in interest income resulted from a $174,000 increase in interest income on loans, which was partially offset by a $5,000 decrease in interest income from federal funds sold and other short-term investments and a $8,000 decrease in income from investments. The increase in loan interest income resulted from a $14.5 million increase in the balances of average loans which were partially offset by a reduction in the average yield on loans to 5.77% in 2005 from 5.83% in 2004. The decrease in securities interest income resulted from a decrease of $1.9 million in average securities in 2005 compared to the same period in 2004, which was partially offset by a 16 basis point increase in average yield in 2005 to 5.42% from 5.26% in the same period in 2004.

Interest Expense

         Interest expense increased by $89,000 to $801,000 for the three months ended March 31, 2005 compared to $712,000 for the three months ended March 31, 2004. The increase in interest expense resulted from higher average balances of deposits, higher average balances of borrowings, and higher rates on deposits, which was partially offset by lower rates on borrowings. Average interest bearing deposit balances increased $793,000 or 0.6% compared to 2004, and average borrowings increased $5.1 million compared to 2004. The average rate on deposits and borrowing increased 18 basis points to 2.11% for the three months ended March 31, 2005 compared to 1.93% for the same period in 2004.


                         AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

                                                         For the three months                    For the three months
                                                         ended March 31, 2005                     ended March 31, 2004
                                                         --------------------                     --------------------
(dollars in thousands)                           Average                    Average         Average                  Average
                                                 Balance     Interest     Yield/Rates       Balance     Interest    Yield/Rates
                                                ---------   ----------    -----------     ----------   ----------   -----------
Interest earnings assets:
Loan, gross (1),(2)                             $ 133,697   $    1,903        5.77%       $  119,190   $    1,729        5.83%
Securities, at amortized cost (2)                  57,433          768        5.42%           59,356          776        5.26%
Federal funds sold and other                        2,404           13        2.19%            7,243           18        1.00%
                                                ---------   ----------    --------        ----------   ----------    --------

          Total interest earning assets           193,534        2,684        5.62%          185,789        2,523        5.46%

Noninterest earning assets                         24,050                                     23,831
                                                ---------                                 ----------

          Total assets                            217,584                                    209,620
                                                ==========                                 ==========

Interest bearing liabilities;
Savings, NOW, money market (3)                     73,009          162        0.90%           73,459          136        0.74%
Time deposits                                      52,736          356        2.74%           51,493          316        2.47%
Borrowings                                         28,476          283        4.03%           23,334          260        4.48%
                                                ---------   ----------    --------        ----------   ----------    --------

   Total interest bearing liabilities             154,221          801        2.11%          148,286          712        1.93%

Noninterest bearing deposits                       28,996                                     26,359
Other noninterest liabilities                       3,904                                      3,108
                                                ---------                                 ----------

          Total liabilities                       187,121                                    177,753
Shareholders' equity                               30,463                                     31,867
                                                ---------                                 ----------

          Total liabilities and equity            217,584                                    209,620
                                                ==========                                 ==========

Excess of earnings assets over interest
          bearing liabilities                      39,313                                     37,503
                                                ==========                                 ==========

Net interest income                                              1,883                                      1,811
                                                            -----------                                -----------

Tax equivalent adjustment                                         (154)                                      (139)
Net interest income per consolidated
financial statements                                             1,729                                      1,672
                                                            ===========                                ===========

Net interest rate spread                                                      3.51%                                      3.53%
Net interest rate margin (4)                                                  3.95%                                      3.92%
Average interest-earning assets to average
interest-bearing liabilities                                                125.49%                                    125.29%

--------------------------------
(1) Includes nonaccruing loans.
(2) Includes tax equivalent adjustment for tax-exempt loans and securities income assuming a 40% combined federal and state income tax rate. Average balance represents the amortized cost of securities excluding net unrealized gains or losses.
(3) Includes advance payments by borrowers for taxes and insurance (mortgage escrow deposits).
(4) Equals net interest income divided by average interest-earning assets.



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


                                                 THREE MONTHS ENDED
                                                   MARCH 31, 2005
                                                    COMPARED TO
                                                 THREE MONTHS ENDED
                                                   MARCH 31, 2004
                                                 INCREASE/(DECREASE)
                                        --------------------------------------
                                                DUE TO
                                        -----------------------
                                          VOLUME        RATE             NET
                                        ---------    ----------       --------
Interest income:
     Loans                            $      190   $       (16)     $     174
     Securities                              (28)           20             (8)
     Federal funds sold and other            (17)           12             (5)
                                        ---------    ----------       --------
         Total interest income               145            16            161
                                        ---------    ----------       --------


Interest expense
     Savings,NOW and money
         market deposits                      (1)           27             26
     Time deposits                             7            33             40
     Borrowings                               52           (29)            23
                                        ---------    ----------       --------
         Total interest expense               58            31             89
                                        ---------    ----------       --------

Increase (decrease) in net
     interest income                  $       87   $       (15)     $      72
                                        =========    ==========       ========



Provision for Loan Losses

         The provision for loan losses was $116,000 in the three month ended March 31, 2005, as compared to $90,000 for the same period in 2004. The increase in the provision for loan losses was primarily due to increased net loan charge-offs offset somewhat by reduced nonperforming loans. Charge-offs net of recoveries during the three months ended March 31, 2005 were $124,000 as compared to $56,000 in the same in 2004. The Company records charge-offs as a result of loan customers on various commercial and consumer loans being delinquent with future payment doubtful. Requirements for allowance provisions are based on management's assessment of inherent losses in these portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends. The allowance for loan losses as a percentage of ending loans was 1.01% at March 31, 2005 as compared to 1.00% at December 31, 2004.

Noninterest Income

         Noninterest income increased $171,000 to $1,016,000 for the three months ended March 31, 2005 compared to $845,000 for the same period in 2004. The increase in noninterest income was due primarily to $165,000 of noninterest income from the Insurance Agency acquired in March 2005. Additionally, service charges and other noninterest income increased $17,000, which were partially offset by a $6,000 reduction of net gains on sale of loans, and a $5,000 decrease in the income from the investment in bank-owned life insurance resulting from a reduction in the rate of earnings. The reduction in gains on sale of loans is the result of reduced volume of mortgage banking activity in the first quarter of 2005 compared to the same period in 2004.

Noninterest Expense

         Noninterest expense increased during the three months ended March 31, 2005 by $148,000 or 6.6% compared to the three months ended March 31, 2004. The increase in noninterest expense is primarily the result of $146,000 of noninterest expense recorded for the Insurance Agency in March 2005. In the three months ended March 31, 2004 the Company's noninterest expense included the recognition of $75,000 of severance costs related to a staff reduction program.

Income Taxes

         Income tax expense for the three months ended March 31, 2005 was $45,000 as compared to $20,000 for the same period in 2004. The income tax expense in the three-month period ended March 31, 2005 is greater than the same period in 2004 due to increased income before income tax expense and a higher effective tax rate in 2005. The Company's effective income tax rate is based on the projected effective income tax rate for the twelve-month period ended December 31, 2005. The income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance. The benefit from these favorable tax items is projected to be lower in 2005 due to increased income before income tax expense.

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

         Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. Such products frequently have short terms (five years or less) or interest rates that adjust at least every five years. Funds are utilized to meet ongoing commitments to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and to maintain a portfolio of investment securities. At March 31, 2005, the Company had outstanding commitments to originate loans of approximately $21.3 million and unused letters of credit of approximately $318,000. At March 31, 2005, the Company also had certificates of deposit scheduled to mature in one year or less totaling $35.6 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. It is anticipated that the Company will continue to have sufficient deposit funds and available borrowings to meet its current commitments.

         At March 31, 2005, the Company had total borrowings from the FHLB of $26.1 million. Also available to the Company are overnight and one-month borrowing facilities with the FHLB, each in the amount of $10.4 million, an overnight credit plus line of $9.0 million with the FHLB and a $5.0 million overnight line of credit with a commercial bank.

         The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking regulators. Failure to meet minimum capital requirements could result in certain mandatory and discretionary responses by regulators that could have a material effect on the Company's financial condition and results of operations. In addition, the ability of the Company and the Bank to pay dividends is subject to regulations administered by the banking agencies. At March 31, 2005, the Company and the Bank exceeded the capital requirements set forth by the regulators for well capitalized organizations.

         On April 24, 2005 the Company announced the commencement of a Stock Repurchase Plan under which the Company may purchase up to 255,900 shares of common stock, or 10% of the outstanding shares. The repurchases can be made from time to time at the discretion of management and the Stock Repurchase Plan will continue until the purchase of authorized shares is complete.


Off Balance Sheet Arrangements

         The Company does not have any off balance sheet arrangements that have, or in management's opinion, are reasonably likely to have, a current or future affect on the Company's financial condition, revenue or expenses, results of operations, liquidity, capital resources or expenditures that is material to investors.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

         The Company's most significant type of market risk is interest rate risk. The primary focus of the Company's interest rate risk policy is to manage the exposure of net interest income to changes in interest rates. The Company monitors interest rate sensitivity through the use of a net interest income model, which projects estimates of changes in net income over a range of interest rate scenarios.

         The following table as of March 31, 2005 presents the estimated impact on the Company's net interest income resulting from changes in the interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities. These assumptions are inherently uncertain and therefore, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may be significantly different due to timing, magnitude and frequency of interest rate changes and changes in market conditions.


                                             NET INTEREST INCOME
                                ----------------------------------------------
                                                    DOLLAR       PERCENTAGE
Change in Interest Rates          ESTIMATED         CHANGE         CHANGE
in Basis Points                    AMOUNT          FROM BASE      FROM BASE
-----------------------------    ----------       -----------   --------------

              + 200             $      8,898            515           6.14%
              + 100                    8,704            321           3.83%
                Base                   8,383              -           0.00%
              - 100                    8,089           (294)         -3.51%
              - 200                    7,666           (717)         -8.55%

Item 4.  Controls and Procedures

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

         Item 1.    Legal  Proceedings
                    None











         Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds


      COMPANY PURCHASES OF EQUITY SECURITIES

                                                                             (C) TOTAL NUMBER OF        (D) MAXIMUM NUMBER (OR
                                   (A) TOTAL NUMBER       (B) AVERAGE         SHARES (OR UNITS)        APPROXIMATE DOLLAR VALUE)
                                       OF SHARES          PRICE PAID         PURCHASED AS PART OF      OF SHARES (OR UNITS) THAT
                                       (OR UNITS)          PER SHARE       PUBLICLY ANNOUNCED PLANS   MAY YET BE PURCHASED UNDER
             PERIOD                    PURCHASED         (OR UNIT) ($)         OR PROGRAMS (1)           THE PLANS OR PROGRAMS
--------------------------------   -----------------    ---------------  --------------------------  -----------------------------
January 1, 2005 through  January
31, 2005........................          63,000            $18.07                  63,000                        200
February    1,   2005    through
February 28, 2005...............               -              -                          -                        200
March 1, 2005 through  March 31,
2005............................               -              -                          -                        200
Total...........................         128,700            $16.15                 128,700                        200

(1) In January of 2004 the Company announced the Board of Directors had approved a stock repurchase plan. Under the plan, the Company may repurchase up to 128,900 shares of common stock, or 5% of its outstanding shares. The repurchases may be made from time to time at the discretion of management of the Company. The repurchase plan will continue until the Company completes the purchase of authorized shares.



         Item 3.    Defaults Upon Senior Securities

         None


         Item 4.    Submission of Matters to a Vote of Security Holders


           None


         Item 5.    Other Information

         (a) None

         (b) None



         Item 6.    Exhibits

                  Exhibits

                    10.11 Stock purchase agreement by and between Bridge Street Financial, Inc. and Robert J. Rowe, et. al., dated February 23, 2005.
                    31.1     Rule 13a-14(a)/ 15d-14(a) Certification
                    31.2     Rule 13a-14(a)/ 15d-14(a) Certification

                    32.1     Section 1350 Certifications.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Bridge Street Financial, Inc.



Date:    May 10, 2005            By:  /s/ Gregory J. Kreis
                                    --------------------------------------------
                                      Gregory J. Kreis
                                      President and Chief Executive Officer



Date:    May 10, 2005            By:  /s/ Eugene R. Sunderhaft
                                    --------------------------------------------
                                      Eugene R. Sunderhaft
                                      Senior Vice President and Chief Financial
                                      Officer (Principal Financial and
                                      Accounting Officer)