Form 10-Q
period 2005-06-30
BRIDGE STREET FINANCIAL INC
filed 2005-08-15
CIK 1182555

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

F O R M 10-Q

[	X	]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2005

COMMISSION FILE NUMBER 000-50105

BRIDGE STREET FINANCIAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-4217332
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

300 STATE ROUTE 104, OSWEGO, NEW YORK	13126
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(315) 343-4100

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

12b-2 of the Exchange Act). (check one): Yes ☐            No [ X ]

Number of shares of common stock outstanding

as of August 8, 2005

Class	Outstanding
COMMON STOCK, $0.01 PAR VALUE	2,335,180

BRIDGE STREET FINANCIAL, INC.

FORM 10-Q

INDEX

Part I	-	FINANCIAL INFORMATION

Item 1-Financial Statements (unaudited):

Consolidated Statements of Financial

Condition at June 30, 2005 and December 31,

2004

Consolidated Statements of Income

for the three-month and six-month periods ended

June 30, 2005 and June 30, 2004

Consolidated Statements of Changes in

Shareholders’ Equity for the six-month period

ended June 30, 2005

Consolidated Statements of Cash Flows

six-month periods ended June 30, 2005

and June 30, 2004

Notes to Unaudited Condensed Interim Consolidated

Financial Statements

Item 2- Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Item 3 –Quantitative and Qualitative Disclosures about Market Risk

Item 4 -Controls and Procedures

Part II- OTHER INFORMATION

Item 1-Legal Proceedings

Item 2-Unregistered Sales of Equity Securities and Use of Proceeds

Item 3-Defaults Upon Senior Securities

Item 4-Submission of Matters to a Vote of Security Holders

Item 5-Other Information

Item 6- Exhibits

Signatures

BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
Assets	2005	2004

Cash and due from banks	$9,964	7,956
Securities available for sale, at fair value	40,745	49,412
Securities held to maturity (fair value of $6,205 on June 30, 2005, and $6,742 on December 31, 2004)	6,160	6,686
Loans held for sale	512	334

Loans	140,126	134,551
Less: allowance for loan losses	1,388	1,352

Loans, net	138,738	133,199

Federal Home Loan Bank stock	1,104	1,509
Premises and equipment, net	8,678	8,670
Accrued interest receivable	806	847
Bank owned life insurance	6,144	6,038
Goodwill	1,949	318
Other intangible assets, net	1,214	—
Other assets	3,632	3,906

Total assets	$219,646	218,875

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
Demand	$31,912	30,513
Savings and money market	80,350	71,638
Time	53,163	51,096

	165,425	153,247

Escrow deposits	1,072	1,228
Short-term debt	160	3,675
Long-term debt	22,502	26,077
Other liabilities	3,921	3,402

Total liabilities	193,080	187,629

Shareholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, at June 30, 2005
and December 31, 2004, no shares issued	—	—
Common stock, $0.01 par value, 5,000,000 shares authorized, 2,860,938 and
2,853,319 shares issued at June 30, 2005 and December 31, 2004	29	29
Additional paid-in capital	18,258	18,074
Unvested restricted stock awards, 23,895 and 25,466 shares at June 30, 2005
and December 31, 2004	(327)	(323)
Treasury stock, at cost, 528,510 and 236,170 shares at June 30, 2005 and December 31, 2004	(6,778)	(1,825)
Unallocated common stock held by Employee Stock Ownership Plan (ESOP)
38,006 and 42,925 shares at June 30, 2005 and December 30, 2004	(117)	(134)
Retained earnings	15,157	14,982
Accumulated other comprehensive income	344	443

Total shareholders' equity	26,566	31,246

Total liabilities and shareholders' equity	$219,646	218,875

See accompanying notes to unaudited condensed consolidated interim financial statements.

BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Income
(In thousands, except share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Interest and dividend income:
Loans	$2,015	1,764	$3,905	3,492
Securities	615	652	1,242	1,289
Federal funds sold and other short-term investments	30	24	43	42

Total interest and dividend income	2,660	2,440	5,190	4,823

Interest expense:
Deposits and escrow accounts	604	494	1,122	946
Borrowings	217	259	500	519

Total interest expense	821	753	1,622	1,465

Net interest income	1,839	1,687	3,568	3,358

Provision for loan losses	126	161	242	251

Net interest income after provision for loan losses	1,713	1,526	3,326	3,107

Noninterest income:
Service charges	606	623	1,208	1,216
Net gains on securities transactions	70	4	70	4
Net gains on sale of loans	11	49	40	84
Increase in value of bank-owned life insurance	53	58	106	116
Insurance commissions and fees	469	-	634	-
Other	87	256	254	416

Total noninterest income	1,296	990	2,312	1,836

Noninterest expenses:
Salaries and employee benefits	1,314	1,050	2,552	2,231
Occupancy and equipment	348	322	690	654
Data processing	244	235	467	438
Office supplies, printing and postage	63	54	124	124
Professional fees	214	135	344	245
Director fees	38	40	82	78
Marketing and advertising	59	45	117	88
Other	324	251	622	520

Total noninterest expenses	2,604	2,132	4,998	4,378

Income before income tax expense	405	384	640	565

Income tax expense	66	42	111	62

Net income	$339	342	$529	503

Basic net income per share	$0.14	0.13	$0.22	0.20

Diluted net income per share	$0.14	0.13	$0.21	0.19

See accompanying notes to unaudited condensed interim consolidated financial statements.

BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Shareholders' Equity
Six months ended June 30, 2005
(In thousands)
(unaudited)

							Accumulated
					Unallocated		other
			Unvested		common		compre-
		Additional	restricted		stock		hensive
	Common	paid-in	stock	Treasury	held by	Retained	income
	stock	capital	awards	stock	ESOP	earnings		Total

Balance at December 31, 2004	$29	18,074	(323)	(1,825)	(134)	14,982	443	31,246

Purchase of treasury stock (292,340 shares)	—	—	—	(4,953)	—	—	—	(4,953)

Cash dividends ($0.14 per share)	—	—	—	—	—	(354)	—	(354)

Net proceeds from the exercise of stock options (4,369 shares)	—	27	—	—	—	—	—	27

Issue restricted stock (3,250 shares)		57	(57)

Amortization of restricted stock, net of cancellations (4,821 shares)	—	—	53	—	—	—	—	53

Tax benefit on vested restricted stock and exercised stock options	—	31	—	—	—	—	—	31

Allocation of ESOP stock (4,919 shares)	—	69	—	—	17	—	—	86

Comprehensive income:
Net income	—	—	—	—	—	529	—	529

Other comprehensive loss	—	—	—	—	—	—	(99)	(99)

Total comprehensive income								430

Balance at June 30, 2005	$29	18,258	(327)	(6,778)	(117)	15,157	344	26,566

See accompanying notes to unaudited condensed consolidated interim financial statements.

BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six months ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$529	503
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	343	352
Provision for loan losses	242	251
Net gain on securities transactions	(70)	(4)
Net gain on sale of loans	(40)	(84)
Net gain on sale of premises and equipment	—	(129)
Net increase in cash surrender value of life insurance	(106)	(116)
Net amortization of securities premiums	68	114
Proceeds from sale of loans held for sale	4,325	12,624
Loans originated for sale	(4,463)	(12,133)
Tax benefit on vested restricted stock and exercised stock options	31	—
ESOP stock released for allocation and amortization of restricted stock	139	124
Amortization of other intangible assets	40	—
Change in:
Accrued interest receivable	41	(11)
Other assets	(9)	(197)
Other liabilities	189	(160)

Net cash provided by operating activities	1,259	1,134

Cash flows from investing activities:
Proceeds from sale of securities available for sale	5,253	2,402
Proceeds from maturity of and principal collected on securities available for sale	3,256	5,032
Proceeds from maturity of and principal collected on securities held to maturity	525	819
Purchases of securities available for sale	—	(11,580)
Proceeds from sale (purchase) of Federal Home Loan Bank of New York stock	405	(128)
Disbursements for loan originations net of principal collections	(5,816)	(3,652)
Proceeds from sale of premises and equipment	—	430
Purchase of insurance agency	(1,496)	—
Purchases of premises and equipment	(321)	(1,974)

Net cash provided by investing activities	1,806	(8,651)

Cash flows from financing activities:
Net increase in demand, savings and money market deposits	10,111	8,270
Net increase in time deposits	2,067	35
Net decrease in escrow deposits	(156)	(354)
Net decrease in short-term borrowing	(3,515)	—
Repayment of long-term debt	(4,284)	—
Net proceeds from the exercise of stock options	27	41
Purchase of treasury stock	(4,953)	(871)
Dividends on common stock	(354)	(238)

Net cash provided by financing activities	(1,057)	6,883

Net increase (decrease) in cash and cash equivalents	2,008	(634)

Cash and cash equivalents at beginning of period	7,956	15,272

Cash and cash equivalents at end of period	$9,964	14,638

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,652	1,467
Income taxes	88	17

Non-cash investing and financing activities:
Transfer of loans to real estate owned	$35	11
Adjustment of securities available for sale to fair value, net of taxes	(99)	(723)

Acquisition of financial service company:
Fair value of non-cash assets acquired in purchase acquisition	$151	—
Fair value of non-cash liabilities assumed in acquisition	(1,039)	—

See accompanying notes to consolidated interim financial statements.

BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Interim Financial Statements

June 30, 2005

(1)	Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Bridge Street Financial, Inc. (“OCNB” or the “Company”) and its wholly owned subsidiary, Oswego County National Bank (the “Bank”) and, as of March 1, 2005, Ladd’s Agency, Inc., an insurance agency with offices in North Syracuse and Auburn, New York (see Note 7). All significant intercompany balances and transactions have been eliminated in consolidation. The statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all material adjustments necessary for fair presentation, consisting of normal accruals and adjustments have been made in the accompanying statements. The results of operations for the interim periods presented should not be considered indicative of results that may be expected for an entire fiscal year or any other interim period. The accompanying unaudited condensed consolidated interim financial statements are intended to be read in conjunction with the Company’s audited financial statements and footnotes for the year ended December 31, 2004 included in the annual report on Form 10-K.

(2)	Earnings per share

Basic and diluted earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period (exclusive of unallocated ESOP shares). Diluted earnings per share is computed by adding to weighted average shares outstanding the number of potentially issuable shares under the Company’s stock option plan and the nonvested shares in a restricted stock plan, under the treasury stock method. The following table summarizes the number of shares utilized in the Company’s earnings per share calculations for the periods covered in the financial statements.

Number of shares utilized	Three months ended June 30,		Six months ended June 30,
in per share computations	2005	2004	2005	2004

For basic earnings per share	2,423,234	2,565,773	2,458,359	2,572,426

Added for: Stock options	69,181	82,117	72,196	87,401
Restricted stock	2,829	3,267	3,319	4,103

For diluted earnings per share	2,495,244	2,651,157	2,533,874	2,663,930

(3)	Other comprehensive income (loss)

The following summarizes the components of other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2005 and 2004:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands)
Other comprehensive income, before tax:
Net unrealized holding gain (loss) on securities
arising during the period	$605	(1,849)	(95)	(1,201)

Reclassification adjustment for securities
gains included in net income	(70)	(4)	(70)	(4)
Other comprehensive income (loss) before tax	535	(1,853)	(165)	(1,205)

Income tax (expense) benefit related to items

(4)	Stock based compensation

Compensation expense is recognized for the Company’s Employee Stock Ownership Plan (“ESOP”) equal to the average fair value of shares committed to be released for allocation to participant accounts. Any difference between the average fair value of the shares committed to be released for allocation and the ESOP’s original acquisition cost is charged or credited to shareholders’ equity (additional paid-in capital). The cost of unallocated ESOP shares (shares not yet released for allocation) is reflected as a reduction of shareholders’ equity.

The Company accounts for stock options granted under its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation expense is recognized only if the exercise price of the options is less than the fair value of the underlying stock at the grant date. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages entities to recognize the fair value of all stock-based awards on the date of the grant as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of net income and earnings per share as if the fair-value-based method defined in SFAS No. 123 had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 and recognized the cost over the vesting period, the Company’s net income and earnings per share for the three-month and six-month periods ended June 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,

(In thousands, except per share data)	2005	2004	2005	2004

Net income
As reported	$339	342	529	503

Add:	Stock based compensation for restricted stock,
net of tax	15	16	32	32

Deduct:	Total stock-based compensation expense determined under fair value based method for all awards,
net of tax	23	26	50	52
Pro forma net income	$331	332	511	483

Basic earnings per share:
As reported	0.14	0.13	0.22	0.20
Pro forma	0.14	0.13	0.21	0.19

Diluted earnings per share:
As reported	0.14	0.13	0.21	0.19
Pro forma	0.13	0.13	0.20	0.18

(5) Obligations under guarantees

The Company does not issue any guarantees that would require liability recognition or disclosures, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Since a portion of these instruments will expire unused, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Outstanding commitments on standby letters of credit at June 30, 2005 and June 30, 2004 were approximately $368,000 and $200,000, respectively. The fair value of the Company’s standby letters of credit at June 30, 2005 and 2004 was insignificant.

(6) Pension and Other Postretirement Plans

The following table sets forth the components of net periodic benefit cost for the Company’s defined benefit pension plan and the other postretirement benefit plan for the three-month and six-month periods ended June 30, 2005 and 2004.

	Three months ended June 30,				Six months ended June 30,

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
(In thousands)	2005	2004	2005	2004	2005	2004	2005	2004

Service cost	$56	52	-	-	112	104	-	-

Interest cost	69	65	12	12	138	130	24	24

Expected return on assets	(87)	(86)	-	-	(174)	(172)	-	-

Amortization of transition obligation	-	-	3	3	-	-	6	6

Amortization of net loss	19	18	-	-	38	36	-	-

Net periodic benefit cost	$57	49	15	15	114	98	30	30

For the fiscal year ending December 31, 2005, the Company expects to contribute approximately $220,000 and $48,000 to the defined benefit pension plan and the postretirement plan, respectively.

(7) Acquisition

On March 4, 2005, Bridge Street Financial, Inc. acquired 100% of the stock of Ladd’s Agency, Inc., (“Ladd’s Agency”) an insurance agency with offices in North Syracuse and Auburn, New York, in a cash transaction. The aggregate purchase price was approximately $1,785,000, which included cash payments of $1,621,000 and capitalized transaction costs of $164,000. In addition, Ladd’s Agency shareholders may receive an aggregate of $770,000 if Ladd’s Agency meets certain performance targets in each of the next three years. The results of operations of the insurance agency will be included in the consolidated statements of Bridge Street Financial, Inc. from March 1, 2005, the effective date of the transaction. The excess of the purchase price over the fair value of identifiable assets acquired less liabilities assumed resulted in preliminary identifiable other intangible assets of $1,253,000, goodwill of $1,631,000 and deferred tax liabilities of $501,000. The identifiable other intangible assets are being amortized over 20 years using the sum of the years digits method.

The following table presents unaudited pro forma information as if the acquisition of Ladd’s Agency had been consummated as of the beginning the 2004 first quarter. This pro forma information gives effect to certain adjustments, including purchase accounting adjustments, amortization of intangibles and income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired Ladd’s Agency at the beginning of 2004.

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)	2005	2004	2005	2004
	(Pro forma)		(Pro forma)

Net interest income	$1,713	1,516	3,317	3,078
Noninterest income	1,296	1,474	2,669	3,041
Noninterest expense	2,604	2,547	5,238	5,219
Net income	339	377	595	708

Basis earnings per share	$0.14	0.15	0.24	0.28

Diluted earnings per share	$0.14	0.15	0.23	0.27

(8) Segment Information

The Company has two business segments, banking and financial services. The financial service segment consists of the insurance agency business acquired as of March 1, 2005. The banking segment includes the results of the Company excluding the financial services. Segment information for 2004 is not presented since the Company results were in the banking sector only prior to the insurance agency acquisition. Selected operating information for those segments follows:

	Three months ended June 30, 2005			Six months ended June 30, 2005
		Financial	Consolidated		Financial	Consolidated
	Bank	services	total	Bank	services	total
	(In thousands)

Net interest income	$1,850	(11)	1,839	3,583	(15)	3,568
Provision for loan losses	126	0	126	242	0	242

Net interest income after provision for loan losses	1,724	(11)	1,713	3,341	(15)	3,326

Noninterest income	827	469	1,296	1,678	634	2,312
Noninterest expense	2,162	442	2,604	4,410	588	4,998

Income before income taxes	389	16	405	609	31	640
Income tax expense	60	6	66	99	12	111
Net income	$329	10	339	510	19	529

(9) Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R “Share-Based Payment.” This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting for Stock Issued to Employees” and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If any equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This revised Statement was to become effective for the Company as of July 1, 2005 and may be adopted prospectively or retrospectively; however, the SEC superseded the FASB’s implementation timetable in April 2005, changing the effective date to the beginning of 2006. Adoption of this statement will affect the Company’s results of operations. The extent of the impact has not yet been quantified.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results

of Operations

This discussion contains certain forward-looking statements based on current expectations, estimates and projections about the Company’s industry, and management’s beliefs and assumptions. Words such as “should,” “anticipates,” “assumes,” “expects,” “intends,” “plans,” “believes,” “estimates,” “projects” and variations of such words and expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or otherwise.

Overview

Bridge Street Financial, Inc. (the “Company”) reported net income of $339,000 for the quarter ended June 30, 2005 as compared to $342,000 for the same period of 2004. The Company’s results in the second quarter of 2004 included a $129,000 gain on the sale of the Company’s former headquarters building. Net income for the second quarter of 2005 as compared to the same period in 2004 reflect a $152,000 increase in net interest margin, a $306,000 increase in noninterest income and a $472,000 increase in noninterest expense. The improvement in net interest income is due to increased loan volume and improved net interest margin. The increase in noninterest income and noninterest expense are primarily due to results from Ladd’s Agency, Inc. (“Ladd’s Agency”) an insurance agency with offices in Auburn and North Syracuse, New York., which the Company acquired on March 1, 2005. For the six-month period ended June 30, 2005 the company reported net income of $529,000 as compared to $503,000 for the same period in 2004.

As a result of the Company’s focus on increasing loans and deposits and the Company’s desire to reduce capital through a stock repurchase program and the Company’s acquisition of an insurance agency, assets and liabilities at June 30, 2005 compared to December 31, 2004 reflect a $5.6 million or 4.1% increase in loans, a $12.2 million or 7.9% increase in deposits, a reduction of debt by $7.1 million, a decrease in stockholders’ equity of $4.7 million, a reduction of securities of $9.2 million and an increase in goodwill and other intangible assets of $2.8 million.

Financial Condition

Bridge Street Financial’s total assets increased $771,000 or 0.35% to $219.6 million at June 30, 2005 compared to total assets of $218.9 million at December 31, 2004. The increase in total assets during the six months ended June 30, 2005 was due primarily to a $5.6 million increase in loans and a $2.0 million increase in cash which were partially offset by a $9.2 million decrease in securities. Additionally, goodwill and other intangible assets, net of amortization, increased $2.8 million as a result of the insurance agency acquisition. During the six-month period of 2005, shareholders’ equity decreased $4.7 million primarily as a result of the Company’s stock repurchase program that increased treasury stock by $4.9 million at June 30, 2005 as compared to December 31, 2004. Debt decreased by $7.1 million at June 30, 2005 as compared to December 31, 2004, primary due to the maturity of a $4.0 million FHLB advance that was not replaced and the payoff of short-term advances from the FHLB. A $12.1 million increase in deposits and the previously discussed reduction in securities provided funds for the asset increases, debt reduction and stock repurchase.

Total securities decreased $9.2 million or 16.4% to $47.0 million at June 30, 2005 compared to $56.1 million at December 31, 2004. Government agency obligations available for sale decreased $731,000, mortgage-backed securities available for sale decreased $5.0 million, municipal securities available for sale decreased $1.1 million, corporate securities decreased $1.8 million and mortgage-back securities held to maturity decreased $537,000. The decrease in securities is primarily the result of the sale of securities to provide funds for the Company’s stock repurchase program, proceeds received for principal payments and a reduction in fair value that has resulted from increasing interest rates.

The following table presents the composition of the Company’s securities portfolio at the dates indicated.

	June 30,	December 31,
	2005	2004
	(In thousands)
Securities available for sale (fair value)
U.S. Government agency obligations	$3,485	4,216
Municipal securities	16,548	17,661
Corporate securities	0	1,832
Mortgage-backed securities	16,324	21,290
Other equity securities	4,388	4,413

Total securities	$40,745	49,412

Securities held to maturity (amortized cost)
Mortgage-backed securities	$6,160	6,686

Total loans increased by $5.6 million or 4.1% to $140.1 million at June 30, 2005 from $134.6 million at December 31, 2004. Commercial mortgages and commercial loans increased $2.2 million or 3.6%, to $62.5 million at June 30, 2005 from $60.3 million at December 31, 2004. Residential mortgages increased $4.6 million to $66.7 million at June 30, 2005 as compared to $62.1 million at December 31, 2004. Consumer loans decreased $1.2 million to $11.0 million at June 30, 2005 as compared to $12.2 million at December 31, 2004.

The following table presents the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	June 30,	December 31,
Loans	2005	2004
	(In thousands)
Residential mortgage
and home equity	$66,700	62,102
Commercial mortgage	37,630	35,535
Commercial	24,841	24,743
Consumer	10,955	12,171
	$140,126	134,551

In addition to the previously mentioned loan balances, the Company had $512,000 of loans held for sale on June 30, 2005 as compared to $334,000 at December 31, 2004. The loans held for sale consisted of fixed rate residential mortgages and are carried at the lower of aggregate cost or market value.

The Company’s deposits increased by $12.2 million or 7.9% to $165.4 million at June 30, 2005 from $153.2 million at December 31, 2004. Savings and money market deposits increased by $8.7 million, time deposits increased $2.1 million and demand deposits increased by $1.4 million. The increase in deposit balances is due primarily to favorable customer response to the Company’s deposit growth initiatives.

The Company’s short-term borrowings with the Federal Home Loan Bank of New York (“FHLB”) were paid off at June 30, 2005 as compared to short-term borrowings of $3.7 million December 31, 2004. The reduction in borrowing from the FHLB is due to the Company’s utilization of excess funds to reduce borrowings. Long-term debt decreased $3.6 million to $22.5 million at June 30, 2005 as compared to $26.1 million at December 31, 2004. The decrease in long-term debt was due to the payoff of FHLB advances that matured which were partially offset by debt assumed as a part of the Insurance Agency acquisition.

Shareholders’ equity decreased $4.7 million during the six months ended June 30, 2005 to $26.6 million from $31.2 million at December 31, 2004. The decrease in shareholders’ equity was primarily due to an increase in treasury stock of $5.0 million resulting from the Company’s previously announced stock repurchase program, a $99,000 decrease in net change in the unrealized gain on securities available for sale, net of tax and dividend payments of $354,000, which were partially offset by net income of $529,000, and an increase of $197,000 from the exercise of stock options, the allocation of ESOP shares and the amortization of restricted stock.

At June 30, 2005, nonperforming assets were 0.28% of total assets as compared to 0.48% at December 31, 2004.

Nonperforming assets	June 30, 2005	December 31, 2004
(Dollars in thousands)

Nonaccrual loans	$ 613	1,055

Restructured commercial mortgage loans	-	-
Nonperforming loans	613	1,055

Other real estate	5	6
Nonperforming assets	$ 618	1,061

Nonperforming assets to total assets	0.28%	0.48%

Allowance for loan losses to nonperforming loans	226.43%	128.15%

While management views the current level of nonperforming assets to be very manageable, future experience may be affected by regional and national economic conditions, underwriting judgments and business and personal factors affecting the Company’s customers. At June 30, 2005, the allowance for loan losses is at a level that management believes, to the best of its knowledge, is adequate to cover known losses and the risk of loss inherent in the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examinations.

Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004

Net income was $339,000 for the three months ended June 30, 2005 compared to net income of $342,000 for the three months ended June 30, 2004. For the three months ended June 30, 2005 compared to the three months ended June 30, 2004, net interest income increased $152,000 and noninterest income increased $306,000. The increase in net interest income and noninterest income was partially offset by a $472,000 increase in noninterest expense and a $24,000 increase in income tax expense. Return on average equity was 4.82% in the three-month period of 2005 compared to 4.46% in the three-month period ended June 30, 2004. Return on average assets was 0.61% for the three-month period ended June 30, 2005 compared to 0.63% in the same period of 2004.

Net Interest Income

Net interest income increased $152,000 to $1,839,000 in the three months ended June 30, 2005 from $1,687,000 in the three months ended June 30, 2004. The increase in net interest income during the three-month period was the result of increased interest income which exceeded an increase in interest expense. Interest income increased $220,000 and interest expense increased $68,000. The Company’s net interest rate margin on a tax equivalent basis of 4.16% for the first three months of 2005 increased 31 basis points from the same three-month period of 2004 and 21 basis point from the first quarter of 2005. For the three months ended June 30, 2005, net interest income on a tax equivalent basis increased $71,000 due to increases in volume of interest earning assets and interest bearing liabilities and increased $93,000 from changes in interest rates.

Interest Income

Interest income increased $220,000 to $2.7 million for the three months ended June 30, 2005 as compared to $2.4 million for the same period in 2004. The increase in interest income is due primarily do to a $1.4 million increase in average interest earning assets and a 45 basis point improvement in yield on a tax equivalent basis in 2005 compared to 2004. Interest income on a tax equivalent basis increased by $232,000, or 9.0%, to $2.8 million in the three months ended June 30, 2005. The increase in interest income resulted from a $268,000 increase in interest income on loans and a $6,000 increase from federal funds sold and other short-term investments, which was partially offset a $42,000 decrease in income from investments. The increase in loan interest income resulted from a $15.5 million increase in the balances of average loans and increase in the average yield on loans to 6.00% in 2005 from 5.87% in 2004. The decrease in securities interest income resulted from a decrease of $8.4 million in average securities in 2005 compared to the same period in 2004, which was partially offset by a 52 basis point increase in average yield in 2005 to 5.79% from 5.27% in the same period in 2004.

Interest Expense

Interest expense increased by $68,000 to $821,000 for the three months ended June 30, 2005 compared to $753,000 for the three months ended June 30, 2004. The increase in interest expense primarily resulted from higher average balances of deposits and higher rates on deposits, which was partially offset by lower rates on borrowings. Average interest bearing deposit balances increased $4.9 million or 3.8% compared to 2004. The average rate on deposits increased 27 basis points and the average rate on borrowing decreased 75 basis points for the three months ended June 30, 2005 compared the same period in 2004. The increase in deposit rates is the result of the current interest rate trends. The rate on borrowings decreased due to the maturity and payoff of a high coupon advance from the FHLB.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

	For the three months ended June 30, 2005			For the three months ended June 30, 2004
(Dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/Rates	Balance	Interest	Yield/Rates

Interest earnings assets:
Loan, gross (1)	$135,931	$2,032	6.00%	$120,471	$1,764	5.87%
Securities, at amortized cost (2)	52,014	751	5.79%	60,379	793	5.27%
Federal funds sold and other	4,094	30	2.94%	9,813	24	0.98%

Total interest earning assets	192,039	2,813	5.88%	190,663	2,581	5.43%

Noninterest earning assets	29,877			25,448

Total assets	221,916			216,111

Interest bearing liabilities;
Savings, NOW, money market (3)	81,360	216	1.06%	78,695	181	0.92%
Time deposits	53,875	388	2.89%	51,642	313	2.43%
Borrowings	23,450	217	3.71%	23,284	259	4.46%

Total interest bearing liabilities	158,685	821	2.08%	153,621	753	1.97%

Noninterest bearing deposits	31,040			28,231
Other noninterest liabilities	3,993			3,536

Total liabilities	193,718			185,388
Shareholders' equity	28,198			30,723

Total liabilities and equity	221,916			216,111

Excess of earnings assets over interest
bearing liabilities	33,354			37,042

Net interest income		1,992			1,828

Tax equivalent adjustment		(153)			(141)
Net interest income per consolidated
financial statements		1,839			1,687

Net interest rate spread			3.80%			3.46%
Net interest rate margin (4)			4.16%			3.85%
Average interest-earning assets to average
interest-bearing liabilities			121.02%			124.11%

(1)	Includes nonaccruing loans.
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

Rate/Volume Analysis

The following table presents the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Company’s interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Three Months Ended
	June 30, 2005
	Compared to
	Three Months Ended
	June 30, 2004
	Increase(Decrease)
(In thousands)	Due to
	Volume	Rate	Net
Interest income:
Loans	$229	$39	$268
Securities	(116)	74	(42)
Federal funds sold and other	(20)	26	6
Total interest income	93	139	232

Interest expense
Savings,NOW and money
market deposits	6	29	35
Time deposits	14	61	75
Borrowings	2	(44)	(42)
Total interest expense	22	46	68

Increase (decrease) in net
interest income	$71	$93	$164

Provision for Loan Losses

The provision for loan losses was $126,000 in the three month ended June 30, 2005, as compared to $161,000 for the same period in 2004. The decrease in the provision for loan losses was primarily due to decreased net loan charge-offs and a reduction in nonperforming loans. Charge-offs net of recoveries during the three months ended June 30, 2005 were $84,000 as compared to $121,000 in the same in 2004. The Company records charge-offs as a result of loan customers on various commercial and consumer loans being delinquent with future payment doubtful. Requirements for allowance provisions are based on management’s assessment of inherent losses in these portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends. The allowance for loan losses as a percentage of ending loans was 0.99% at June 30, 2005 as compared to 1.00% at December 31, 2004.

Noninterest Income

Noninterest income increased $306,000 to $1,296,000 for the three months ended June 30, 2005 compared to $990,000 for the same period in 2004. The increase in noninterest income was due primarily to $469,000 of noninterest income from the Ladd’s Agency and a $66,000 increase in net gains on securities transactions. Noninterest income in the three months ended June 30, 2004 included a $129,000 gain from the sale of the Company’s former headquarters building. Additionally, service charges were $17,000 below the prior year and net gains on sale of loans were $38,000 below the same period in 2004.

Noninterest Expense

Noninterest expense increased during the three months ended June 30, 2005 by $472,000 or 22.1% compared to the three months ended June 30, 2004. The increase in noninterest expense is primarily the result of $442,000 of noninterest expense recorded for the Ladd’s Agency in the second quarter of 2005. The Company’s noninterest expense for the three months ended June 30, 2005, excluding Ladd’s Agency, reflect a $30,000, or 1.4%, increase over the prior year.

Income Taxes

Income tax expense for the three months ended June 30, 2005 was $66,000 as compared to $42,000 for the same period in 2004. The income tax expense in the three-month period ended June 30, 2005 is greater than the same period in 2004 due to increased income before income tax expense and a higher effective tax rate in 2005. The Company’s effective income tax rate is based on the projected effective income tax rate for the twelve-month period ended December 31, 2005. The income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance. The benefit from these favorable tax items is projected to be lower in 2005 due to increased income before income tax expense.

Comparison of Operating Results for the Six Months Ended June 30, 2005 and 2004

Net income was $529,000 for the six months ended June 30, 2005 compared to net income of $503,000 for the six months ended June 30, 2004. For the six months ended June 30, 2005 compared to the six months ended June 30, 2004, net interest income increased $210,000 and noninterest income increased $476,000. The increase in net interest income and noninterest income was partially offset by a $620,000 increase in noninterest expense and a $49,000 increase in income tax expense. Return on average equity was 3.64% in the six-month period of 2005 compared to 3.23% in the six-month period ended June 30, 2004. Return on average assets was 0.49% for the six-month period ended June 30, 2005 compared to 0.48% in the same period of 2004.

Net Interest Income

Net interest income increased $210,000 to $3,568,000 in the six months ended June 30, 2005 from $3,358,000 in the six months ended June 30, 2004. The increase in net interest income during the six-month period was the result of increased interest income which exceeded an increase in interest expense. Interest income increased $367,000 and interest expense increased $157,000. The Company’s net interest rate margin on a tax equivalent basis of 4.05% for the six months of 2005 increased 16 basis points from the same six-month period of 2004. For the six months ended June 30, 2005, net interest income on a tax equivalent basis increased $169,000 due to increases in volume of interest earning assets and interest bearing liabilities and increased $69,000 from changes in interest rates.

Interest Income

Interest income increased $367,000 to $5.2 million for the six months ended June 30, 2005 as compared to $4.8 million for the same period in 2004. The increase in interest income is due primarily to a $4.6 million increase in average interest earning assets and a 30 basis point improvement in yield on a tax equivalent basis in 2005 compared to 2004. Interest income on a tax equivalent basis increased by $395,000, or 7.7%, to $5.5 million in the six months ended June 30, 2005. The increase in interest income resulted from a $444,000 increase in interest income on loans, which was partially offset by a $50,000 decrease in income from investments. The increase in loan interest income resulted from a $15.0 million increase in the balances of average loans and an increase in the average yield on loans to 5.89% in 2005 from 5.86% in 2004. The decrease in securities interest income resulted from a decrease of $5.2 million in average securities in the six months ended June 30, 2005 compared to the same period in 2004, which was partially offset by a 33 basis point increase in average yield on securities in 2005 to 5.60% from 5.27% in the same period in 2004.

Interest Expense

Interest expense increased by $157,000 to $1.6 million for the six months ended June 30, 2005 compared to $1.5 million for the six months ended June 30, 2004. The increase in interest expense primarily resulted from higher average balances of deposits and higher rates on deposits, which was partially offset by lower rates on borrowings. Average interest bearing deposit balances increased $2.4 million or 1.9% compared to 2004. The average rate on deposits increased 24 basis points and the average rate on borrowing decreased 59 basis points for the six months ended June 30, 2005 compared to the same period in 2004. The increase in deposit rates is the result of the current interest rate trends. The rate on borrowings decreased due to the maturity and payoff of a high coupon advance from the FHLB.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

	For the six months ended June 30, 2005			For the six months ended June 30, 2004
(Dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/Rates	Balance	Interest	Yield/Rates

Interest earnings assets:
Loan, gross (1)	$134,821	$3,936	5.89%	$119,803	$3,492	5.86%
Securities, at amortized cost (2)	54,708	1,519	5.60%	59,867	1,569	5.27%
Federal funds sold and other	3,254	43	2.66%	8,528	42	0.99%

Total interest earning assets	192,783	5,498	5.75%	188,198	5,103	5.45%

Noninterest earning assets	26,979			24,640

Total assets	219,762			212,838

Interest bearing liabilities:
Savings, NOW, money market (3)	76,782	378	0.99%	76,078	317	0.84%
Time deposits	53,308	744	2.81%	51,567	629	2.45%
Borrowings	25,949	500	3.89%	23,309	519	4.48%

Total interest bearing liabilities	156,039	1,622	2.10%	150,954	1,465	1.95%

Noninterest bearing deposits	30,450			27,267
Other noninterest liabilities	3,949			3,322

Total liabilities	190,438			181,543
Shareholders' equity	29,324			31,295

Total liabilities and equity	219,762			212,838

Excess of earnings assets over interest
bearing liabilities	36,744			37,244

Net interest income		3,876			3,638

Tax equivalent adjustment on securities		(308)			(280)
Net interest income per consolidated
financial statements		3,568			3,358

Net interest rate spread			3.65%			3.50%
Net interest rate margin (4)			4.05%			3.89%
Average interest-earning assets to average
interest-bearing liabilities			123.55%			124.67%

(1)	Includes nonaccruing loans.
(2)

Includes tax equivalent adjustment for tax-exempt loans and securities income assuming a 40% combined federal and state income tax rate. Average balance represents the amortized cost of securities excluding net unrealized gains or losses.

(3)	Includes advance payments by borrowers for taxes and insurance (mortgage escrow deposits).
(4)	Equals net interest income divided by average interest-earning assets.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

	For the six months ended June 30, 2005			For the six months ended June 30, 2004
(Dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/Rates	Balance	Interest	Yield/Rates

Interest earnings assets:
Loan, gross (1)	$134,821	$3,936	5.89%	$119,803	$3,492	5.86%
Securities, at amortized cost (2)	54,708	1,519	5.60%	59,867	1,569	5.27%
Federal funds sold and other	3,254	43	2.66%	8,528	42	0.99%

Total interest earning assets	192,783	5,498	5.75%	188,198	5,103	5.45%

Noninterest earning assets	26,979			24,640

Total assets	219,762			212,838

Interest bearing liabilities;
Savings, NOW, money market (3)	76,782	378	0.99%	76,078	317	0.84%
Time deposits	53,308	744	2.81%	51,567	629	2.45%
Borrowings	25,949	500	3.89%	23,309	519	4.48%

Total interest bearing liabilities	156,039	1,622	2.10%	150,954	1,465	1.95%

Noninterest bearing deposits	30,450			27,267
Other noninterest liabilities	3,949			3,322

Total liabilities	190,438			181,543
Shareholders' equity	29,324			31,295

Total liabilities and equity	219,762			212,838

Excess of earnings assets over interest
bearing liabilities	36,744			37,244

Net interest income		3,876			3,638

Tax equivalent adjustment on securities		(308)			(280)
Net interest income per consolidated
financial statements		3,568			3,358

Net interest rate spread			3.65%			3.50%
Net interest rate margin (4)			4.05%			3.89%
Average interest-earning assets to average
interest-bearing liabilities			123.55%			124.67%

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

Rate/Volume Analysis

The following table presents the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Company’s interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Six Months Ended
	June 30, 2005
	Compared to
	Six Months Ended
	June 30, 2004
	Increase(Decrease)
(In thousands)	Due to
	Volume	Rate	Net
Interest income:
Loans	$427	$17	$444
Securities	(142)	92	(50)
Federal funds sold and other	(38)	39	1
Total interest income	247	148	395

Interest expense
Savings,NOW and money
market deposits	3	58	61
Time deposits	21	94	115
Borrowings	54	(73)	(19)
Total interest expense	78	79	157

Increase (decrease) in net
interest income	$169	$69	$238

Provision for Loan Losses

The provision for loan losses was $242,000 in the six month ended June 30, 2005, as compared to $251,000 for the same period in 2004. The decrease in the provision for loan losses was primarily due a reduction nonperforming loans. The allowance for loan losses was 226.43% of nonperforming loans at June 30, 2005 as compared to 170.34% at June 30, 2004. Charge-offs net of recoveries during the six months ended June 30, 2005 were $206,000 as compared to $168,000 in the same in 2004. The Company records charge-offs as a result of loan customers on various commercial and consumer loans being delinquent with future payment doubtful. Requirements for allowance provisions are based on management’s assessment of inherent losses in these portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends. The allowance for loan losses as a percentage of ending loans was 0.99% at June 30, 2005 as compared to 1.00% at December 31, 2004.

Noninterest Income

Noninterest income increased $476,000 to $2.3 million for the six months ended June 30, 2005 compared to $1.8 million for the same period in 2004. The increase in noninterest income was due primarily to $634,000 of noninterest income from Ladd’s Agency and a $66,000 increase in net gains on securities transactions. Noninterest income in the six months ended June 30, 2004 included a $129,000 gain from the sale of the Company’s former headquarters building. Additionally, for the six months ended June 30, 2005 service charges were $8,000 below the prior year and net gains on sale of loans were $44,000 below the same period in 2004.

Noninterest Expense

Noninterest expense increased during the six months ended June 30, 2005 by $620,000 or 14.2% compared to the six months ended June 30, 2004. The increase in noninterest expense is primarily the result of $588,000 of noninterest expense recorded for the Ladd’s Agency in the six months ended June 30, 2005. The Company’s noninterest expense for the six months ended June 30, 2005, excluding Ladd’s Agency, increased $32,000, or 0.7% over the prior year.

Income Taxes

Income tax expense for the six months ended June 30, 2005 was $111,000 as compared to $62,000 for the same period in 2004. The income tax expense in the six-month period ended June 30, 2005 is greater than the same period in 2004 due to increased income before income tax expense and a higher effective tax rate in 2005. The Company’s effective income tax rate is based on the projected effective income tax rate for the twelve-month period ended December 31, 2005. The income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance. The benefit from these favorable tax items is projected to be lower in 2005 due to increased income before income tax expense.

Liquidity and Capital Resources

The Company’s liquidity, represented by cash, cash equivalents, securities available for sale and potential borrowings, is a product of its operating, investing and financing activities. The primary sources of funds are deposits and borrowings; the amortization, prepayment and maturity of outstanding loans, securities and other short-term investments; and funds provided from operations. While scheduled payments from the amortization of loans, maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. The Company also utilizes borrowings to fund a portion of its asset growth.

Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. Such products frequently have short terms (five years or less) or interest rates that adjust at least every five years. Funds are utilized to meet ongoing commitments to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and to maintain a portfolio of investment securities. At June 30, 2005, the Company had outstanding commitments to originate loans of approximately $15.0 million and unused letters of credit of approximately $368,000. At June 30, 2005, the Company also had certificates of deposit scheduled to mature in one year or less totaling $36.3 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. It is anticipated that the Company will continue to have sufficient deposit funds and available borrowings to meet its current commitments.

At June 30, 2005, the Company had total borrowings from the FHLB of $22.1 million. Also available to the Company are overnight and one-month borrowing facilities with the FHLB, each in the amount of $10.4 million, an overnight credit plus line of $9.0 million with the FHLB and a $5.0 million overnight line of credit with a commercial bank.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking regulators. Failure to meet minimum capital requirements could result in certain mandatory and discretionary responses by regulators that could have a material effect on the Company’s financial condition and results of operations. In addition, the ability of the Company and the Bank to pay dividends is subject to regulations administered by the banking agencies. At June 30, 2005, the Company and the Bank exceeded the capital requirements set forth by the regulators for well capitalized organizations.

On April 24, 2005 the Company announced the commencement of a Stock Repurchase Plan under which the Company may purchase up to 255,900 shares of common stock, or 10% of the outstanding shares. The repurchases can be made from time to time at the discretion of management and the Stock Repurchase Plan will continue until the purchase of authorized shares is complete. At June 30, 2005, the Company had purchased 229,340 shares under the Stock Repurchase Plan.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have, or in management’s opinion, are reasonably likely to have, a current or future affect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital resources or expenditures that is material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company’s most significant type of market risk is interest rate risk. The primary focus of the Company’s interest rate risk policy is to manage the exposure of net interest income to changes in interest rates. The Company monitors interest rate sensitivity through the use of a net interest income model, which projects estimates of changes in net income over a range of interest rate scenarios.

The following table as of June 30, 2005 presents the estimated impact on the Company’s net interest income resulting from changes in the interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities. These assumptions are inherently uncertain and therefore, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may be significantly different due to timing, magnitude and frequency of interest rate changes and changes in market conditions.

		Net Interest Income
			Dollar	Percentage
Change in Interest Rates		Estimated	Change	Change
in Basis Points		Amount	from Base	From Base

+	200	$9,223	509	5.84%
+	100	9,024	310	3.56%
	Base	8,714	-	0.00%
-	100	8,357	(357)	-4.10%
-	200	8,013	(701)	-8.04%

Item 4. Controls and Procedures

Management, including the Company’s  President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective, to ensure that information required to be disclosed in the reports the

Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal accounting officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II	-	OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

COMPANY PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit) ($)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased under the Plans or Programs
April 1, 2005 through April 30, 2005	33,000	$16.25	161,700	223,100
May 1, 2005 through May 31, 2005	50,000	$16.25	211,700	173,100
June 1, 2005 through June 30, 2005	146,340	$16.85	358,040	26,760

Total	292,340	$16.63

In January 2004, the Company announced the Board of Directors had approved a stock repurchase plan, pursuant to which the Company may repurchase up to 128,900 shares of common stock, or 5% of its outstanding shares. On April 24, 2005, the Company announced the commencement of an additional stock repurchase plan under which the Company may purchase up to 255,900 additional shares of common stock, or 10% of the outstanding shares. The repurchases may be made from time to time at the discretion of management of the Company. The repurchase plans will continue until the Company completes the purchase of authorized shares.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

(a) None

(b) None

Item 6.	Exhibits

Exhibits

2.1             Amended Plan of Conversion of Oswego County MHC and Agreement and Plan of Reorganization between Oswego County MHC, Oswego County Bancorp, Inc., Bridge Street Financial, Inc. and Oswego County Savings Bank.**

3.1	Certificate of Incorporation of Bridge Street Financial, Inc.*
3.2	Bylaws of Bridge Street Financial, Inc.*
3.3	Articles of Association of Oswego County National Bank.**
3.4	Bylaws of Oswego County National Bank.*
4.1	Certificate of Incorporation of Bridge Street Financial, Inc.*
4.2	Bylaws of Bridge Street Financial, Inc.*
4.3	Form of Stock Certificate of Bridge Street Financial, Inc.*
10.1	Employee Stock Ownership Plan of Oswego County Bancorp, Inc.*

10.2          Amended and Restated Employment Agreement, dated as of May 23, 2005, by and between Bridge Street Financial, Inc. and Gregory J. Kreis.****

10.3          Form of Change in Control Agreement by and among certain officers and Bridge Street Financial, Inc. and Oswego County National Bank.**

10.4          Directors Supplemental Retirement Benefit Plan, dated March 15, 2000*****

10.5          Executive Supplemental Retirement Income Agreement, dated March 15, 2000, between Oswego County National Bank and Gregory J. Kreis.*****

10.6          Trust Agreement dated as of February 1, 2000 between Oswego County National Bank and Security Federal Savings Bank.*****

10.7          First Amendment to the Executive Supplemental Retirement Income Agreement between Oswego County National Bank and Gregory J. Kreis, dated May 18, 2000.*

10.8          Amended and Restated Employment Agreement, dated as of May 23, 2005, by and between Oswego County National Bank and Gregory J. Kreis.****

10.9	Oswego County Bancorp, Inc. Stock Option Plan.*
10.10	Oswego County Bancorp, Inc. Restricted Stock Plan.*

10.11        Stock Purchase Agreement, dated as of March 1, 2005, by and among Bridge Street Financial, Inc., and Robert J. Rowe, Christine Romagnoli, Eileen Cassidy, and Michael Monica.******

31	Rule 13a-14(a)/ 15d-14(a) Certifications
32	Section 1350 Certifications

*Incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the SEC on September 9, 2002, Registration No. 333-99347.

**Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed with the SEC on October 23, 2002, Registration No. 333-99347.

***Incorporated by reference to Amendment No. 2 to the Company’s Registration Statement on Form S-1 filed with the SEC on November 8, 2002, Registration No. 333-99347.

****Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2005.

*****Incorporated by reference to Oswego County Bancorp, Inc.’s Annual Report on Form 10-KSB filed with the SEC on March 30, 2000.

******Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridge Street Financial, Inc.

Date: August 10, 2005	By:	/s/ Gregory J. Kreis
Gregory J. Kreis
President and Chief Executive Officer

Date: August 10, 2005	By:	/s/ Eugene R. Sunderhaft
Eugene R. Sunderhaft
Senior Vice President and Chief Financial Officer