Form 10-Q
period 2005-09-30
BRIDGE STREET FINANCIAL INC
filed 2005-11-14
CIK 1182555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  F O R M 10-Q
                    -----------------------------------------


[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005



                        COMMISSION FILE NUMBER 000-50105
                    -----------------------------------------


                          BRIDGE STREET FINANCIAL, INC.
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             13-4217332
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


300 STATE ROUTE 104, OSWEGO, NEW YORK                              13126
---------------------------------------                   ----------------------
(Address of principal executive office)                          (Zip Code)


Registrant's telephone number, including area code:      (315) 343-4100
                                                     ----------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). (check one): Yes [ ] No [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (check one): Yes [ ] No [X]


                  Number of shares of common stock outstanding
                             as of November 9, 2005

Class                                                                Outstanding
COMMON STOCK, $0.01 PAR VALUE                                         2,309,179
-----------------------------

                          BRIDGE STREET FINANCIAL, INC.
                                    FORM 10-Q
                                      INDEX

Part II  -  FINANCIAL INFORMATION

     Item 1 - Financial Statements (unaudited):

         Consolidated Statements of Financial
         Condition at September 30, 2005 and December 31, 2004

         Consolidated Statements of Income
         for the three-month and nine-month periods ended
         September 30, 2005 and September 30, 2004

         Consolidated Statements of Changes in
         Shareholders' Equity for the nine-month period ended September 30, 2005

         Consolidated Statements of Cash Flows nine-month periods ended September 30, 2005 and September 30, 2004

         Notes to Unaudited Condensed Interim Consolidated
         Financial Statements

     Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk

     Item 4 - Controls and Procedures

Part II  -  OTHER INFORMATION

     Item 1 - Legal Proceedings

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     Item 3 - Defaults Upon Senior Securities

     Item 4 - Submission of Matters to a Vote of Security Holders

     Item 5 - Other Information

     Item 6 - Exhibits

     Signatures

                            BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                           Consolidated Statements of Financial Condition
                           (In thousands, except share and per share data)
                                             (unaudited)


                                                                      SEPTEMBER 30,    DECEMBER 31,
                         ASSETS                                           2005             2004
                                                                      -------------    -------------

Cash and due from banks                                               $      15,697            7,956
Securities available for sale, at fair value                                 39,423           49,412
Securities held to maturity (fair value of $5,811 on
   September 30, 2005, and $6,742 on December 31, 2004)                       5,837         31,6,686
Loans held for sale                                                             330              334

Loans                                                                       146,731          134,551
   Less: allowance for loan losses                                            1,373            1,352
                                                                      -------------    -------------
         Loans, net                                                         145,358          133,199
                                                                      -------------    -------------

Federal Home Loan Bank stock                                                  1,219            1,509
Premises and equipment, net                                                   8,606            8,670
Accrued interest receivable                                                     966              847
Bank owned life insurance                                                     6,197            6,038
Goodwill                                                                      1,949              318
Other intangible assets, net                                                  1,184               --
Other assets                                                                  3,975            3,906
                                                                      -------------    -------------

         Total assets                                                 $     230,741          218,875
                                                                      =============    =============


           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits:
      Demand                                                          $      32,339           30,513
      Savings and money market                                               88,931           71,638
      Time                                                                   51,980           51,096
                                                                      -------------    -------------

                                                                            173,250          153,247
                                                                      -------------    -------------

   Escrow deposits                                                            1,003            1,228
   Short-term debt                                                              149            3,675
   Long-term debt                                                            24,752           26,077
   Other liabilities                                                          5,481            3,402
                                                                      -------------    -------------

         Total liabilities                                                  204,635          187,629
                                                                      -------------    -------------

Shareholders' equity:
   Preferred stock, $0.01 par value, 1,000,000 shares authorized,
      at September 30, 2005 and December 31, 2004, no shares issued              --               --
   Common stock, $0.01 par value, 5,000,000 shares authorized,
      2,863,689 and 2,853,319 shares issued at September 30, 2005
      and December 31, 2004                                                      29               29
   Additional paid-in capital                                                18,323           18,074
   Unvested restricted stock awards, 21,899 and 25,466 shares at
      September 30, 2005 and December 31, 2004                                 (302)            (323)
   Treasury stock, at cost, 554,510 and 236,170 shares at
      September 30, 2005 and December 31, 2004                               (7,251)          (1,825)
   Unallocated common stock held by Employee Stock Ownership Plan
      (ESOP) 35,546 and 42,925 shares at September 30, 2005
      and December 30, 2004                                                    (110)            (134)
   Retained earnings                                                         15,273           14,982
   Accumulated other comprehensive income                                       144              443
                                                                      -------------    -------------

         Total shareholders' equity                                          26,106           31,246
                                                                      -------------    -------------

         Total liabilities and shareholders' equity                   $     230,741          218,875
                                                                      =============    =============


See accompanying notes to unaudited condensed consolidated interim financial statements.

                                            BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                                                  Consolidated Statements of Income
                                                  (In thousands, except share data)
                                                             (unaudited)


                                                               THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                               --------------------------------      -------------------------------
                                                                     2005           2004                   2005          2004
                                                                  -----------    -----------            -----------   -----------

Interest and dividend income:
   Loans                                                          $     2,204          1,826            $     6,109         5,360
   Securities                                                             523            685                  1,765         1,974
   Federal funds sold and other short-term investments                     33             12                     76            54
                                                                  -----------    -----------            -----------   -----------

         Total interest and dividend income                             2,760          2,523                  7,950         7,388
                                                                  -----------    -----------            -----------   -----------

Interest expense:
   Deposits and escrow accounts                                           694            516                  1,816         1,462
   Borrowings                                                             234            256                    734           775
                                                                  -----------    -----------            -----------   -----------

         Total interest expense                                           928            772                  2,550         2,237
                                                                  -----------    -----------            -----------   -----------

         Net interest income                                            1,832          1,751                  5,400         5,151

Provision for loan losses                                                 136            151                    378           402
                                                                  -----------    -----------            -----------   -----------

         Net interest income after provision for loan losses            1,696          1,600                  5,022         4,749
                                                                  -----------    -----------            -----------   -----------

Noninterest income:
   Service charges                                                        591            633                  1,799         1,849
   Net gains on securities transactions                                    --             41                     70            45
   Net gains on sale of loans                                              42             15                     82            99
   Increase in value of bank-owned life insurance                          52             58                    158           173
   Insurance commissions and fees                                         448             --                  1,081            --
   Other                                                                  117            108                    372           524
                                                                  -----------    -----------            -----------   -----------

         Total noninterest income                                       1,250            855                  3,562         2,690
                                                                  -----------    -----------            -----------   -----------

Noninterest expenses:
   Salaries and employee benefits                                       1,408          1,050                  3,960         3,281
   Occupancy and equipment                                                358            335                  1,048           988
   Data processing                                                        250            226                    717           664
   Office supplies, printing and postage                                   64             57                    188           181
   Professional fees                                                      178            110                    522           355
   Director fees                                                           34             34                    116           113
   Marketing and advertising                                               54             39                    171           127
   Other                                                                  335            262                    957           823
                                                                  -----------    -----------            -----------   -----------

         Total noninterest expenses                                     2,681          2,113                  7,679         6,532
                                                                  -----------    -----------            -----------   -----------

Income before income tax expense                                          265            342                    905           907

Income tax expense (benefit)                                              (13)            37                     98            99
                                                                  -----------    -----------            -----------   -----------

         Net income                                               $       278            305            $       807           808
                                                                  ===========    ===========            ===========   ===========
Basic net  income per share                                       $      0.12           0.12            $      0.34          0.32
                                                                  ===========    ===========            ===========   ===========
Diluted net  income per share                                     $      0.12           0.12            $      0.33          0.32
                                                                  ===========    ===========            ===========   ===========


See accompanying notes to unaudited condensed interim consolidated financial statements.

                                          BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARY
                                   Consolidated Statements of Changes in Shareholders' Equity
                                              Nine months ended September 30, 2005
                                                         (In thousands)
                                                           (unaudited)



                                                                                                       UNVESTED
                                                                                      ADDITIONAL      RESTRICTED
                                                                          COMMON        PAID-IN         STOCK        TREASURY
                                                                           STOCK        CAPITAL         AWARDS         STOCK
                                                                        -----------   -----------    -----------    -----------

Balance at December 31, 2004                                            $        29        18,074           (323)        (1,825)

Purchase of treasury stock (318,340 shares)                                      --            --             --         (5,426)

Cash dividends ($0.21 per share)                                                 --            --             --             --

Net proceeds from the exercise of stock options (7,120 shares)                   --            35             --             --

Issue restricted stock (3,250 shares)                                            57           (57)

Amortization of restricted stock, net of cancellations (6,817 shares)            --            --             78             --

Tax benefit on vested restricted stock and exercised stock options               --            52             --             --

Allocation of ESOP stock (7,379 shares)                                          --           105             --             --

Comprehensive income:
   Net income                                                                    --            --             --             --

   Other comprehensive loss                                                      --            --             --             --

         Total comprehensive income                                              --            --             --             --
                                                                        -----------   -----------    -----------    -----------

Balance at September 30, 2005                                           $        29        18,323           (302)        (7,251)
                                                                        ===========   ===========    ===========    ===========


[TABLE CONTINUED]


                                                                        UNALLOCATED                   ACCUMULATED
                                                                          COMMON                        OTHER
                                                                           STOCK                        COMPRE-
                                                                          HELD BY       RETAINED        HENSIVE
                                                                           ESOP         EARNINGS        INCOME          TOTAL
                                                                        -----------    -----------    -----------    -----------

Balance at December 31, 2004                                                   (134)        14,982            443         31,246

Purchase of treasury stock (318,340 shares)                                      --             --             --         (5,426)

Cash dividends ($0.21 per share)                                                 --           (516)            --           (516)

Net proceeds from the exercise of stock options (7,120 shares)                   --             --             --             35

Issue restricted stock (3,250 shares)

Amortization of restricted stock, net of cancellations (6,817 shares)            --             --             --             78

Tax benefit on vested restricted stock and exercised stock options               --             --             --             52

Allocation of ESOP stock (7,379 shares)                                          24             --             --            129

Comprehensive income:
   Net income                                                                    --            807             --            807

   Other comprehensive loss                                                      --             --           (299)          (299)

         Total comprehensive income                                              --             --             --            508
                                                                        -----------    -----------    -----------    -----------

Balance at September 30, 2005                                                  (110)        15,273            144         26,106
                                                                        ===========    ===========    ===========    ===========

See accompanying notes to unaudited condensed consolidated interim financial statements

                                   BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES
                                        Consolidated Statements of Cash Flows
                                                   (In thousands)
                                                     (unaudited)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                          2005           2004
                                                                                       -----------    -----------

Cash flows from operating activities:
  Net income                                                                           $       807            808
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                                             517            528
      Provision for loan losses                                                                378            402
      Net gain on securities transactions                                                      (70)           (45)
      Net gain on sale of loans                                                                (82)           (99)
      Net gain on sale of premises and equipment                                                --           (127)
      Net increase in cash surrender value of life insurance                                  (159)          (173)
      Net amortization of securities premiums                                                   96            155
      Proceeds from sale of loans held for sale                                              7,281         14,668
      Loans originated for sale                                                             (7,195)       (14,070)
      Tax benefit on vested restricted stock and exercised stock options                        52             --
      ESOP stock released for allocation and amortization of restricted stock                  207            188
      Amortization of other intangible assets                                                   70             --
      Change in:
        Accrued interest receivable                                                           (119)          (191)
        Other assets                                                                          (217)           (31)
        Other liabilities                                                                    1,749          1,739
                                                                                       -----------    -----------

             Net cash provided by operating activities                                       3,315          3,752
                                                                                       -----------    -----------

Cash flows from investing activities:
  Proceeds from sale of securities available for sale                                        5,253          2,984
  Proceeds from maturity of and principal collected on securities available for sale         4,750          7,260
  Proceeds from maturity of and principal collected on securities held to maturity             849          1,155
  Purchases of securities available for sale                                                  (535)       (13,204)
  Proceeds from sale of Federal Home Loan Bank of New York stock                               290             51
  Disbursements for loan originations net of principal collections                         (12,572)       (10,519)
  Proceeds from sale of premises and equipment                                                  --            430
  Purchase of insurance agency                                                              (1,496)            --
  Purchases of premises and equipment                                                         (424)        (2,247)
                                                                                       -----------    -----------

             Net cash provided by investing activities                                      (3,885)       (14,090)
                                                                                       -----------    -----------

Cash flows from financing activities:
  Net increase in demand, savings and money market deposits                                 19,119          8,713
  Net increase in time deposits                                                                884         (1,920)
  Net decrease  in escrow deposits                                                            (225)          (340)
  Net decrease in short-term borrowing                                                      (3,526)            --
  Repayment of long-term debt                                                               (2,034)        (1,938)
  Net proceeds from the exercise of stock options                                               35             52
  Purchase of treasury stock                                                                (5,426)          (871)
  Dividends on common stock                                                                   (516)          (368)
                                                                                       -----------    -----------

             Net cash provided by financing activities                                       8,311          3,328
                                                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents                                         7,741         (7,010)

Cash and cash equivalents at beginning of period                                             7,956         15,272
                                                                                       -----------    -----------

Cash and cash equivalents at end of period                                             $    15,697          8,262
                                                                                       ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                                           $     2,563          2,239
    Income taxes                                                                               128             26
                                                                                       ===========    ===========
    Non-cash investing and financing activities:
      Transfer of loans to real estate owned                                           $        35             70
      Adjustment of securities available for sale to fair value, net of taxes                 (299)            34
                                                                                       ===========    ===========
Acquisition of financial service company:
      Fair value of non-cash assets acquired in purchase acquisition                   $       151             --
      Fair value of non-cash liabilities assumed in acquisition                             (1,039)            --
                                                                                       ===========    ===========

See accompanying notes to consolidated interim financial statements

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES
     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                               September 30, 2005


(1)  Basis of presentation

     The accompanying unaudited condensed consolidated interim financial statements include the accounts of Bridge Street Financial, Inc. ("OCNB" or the "Company") and its wholly owned subsidiaries, Oswego County National Bank (the "Bank") and, as of March 1, 2005, Ladd's Agency, Inc., an insurance agency with offices in North Syracuse and Auburn, New York (see
     Note 7). All significant intercompany balances and transactions have been eliminated in consolidation. The statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all material adjustments necessary for fair presentation, consisting of normal accruals and adjustments have been made in the accompanying statements. The results of operations for the interim periods presented should not be considered indicative of results that may be expected for an entire fiscal year or any other interim period. The accompanying unaudited condensed consolidated interim financial statements are intended to be read in conjunction with the Company's audited financial statements and footnotes for the year ended December 31, 2004 included in the annual report on Form 10-K.


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

                                     THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
NUMBER OF SHARES UTILIZED            --------------------------------          -------------------------------
IN PER SHARE COMPUTATIONS               2005                 2004                 2005                2004
-------------------------            -----------          -----------          -----------         -----------

For basic earnings per share           2,271,786            2,540,069            2,395,485           2,561,561

Added for: Stock options                  72,974               82,854               72,458              85,874
           Restricted stock                3,344                3,359                3,328               3,853
                                     -----------          -----------          -----------         -----------

For diluted earnings per share         2,348,104            2,626,282            2,471,271           2,651,288
                                     ===========          ===========          ===========         ===========


(3)  Other comprehensive income (loss)

     The following summarizes the components of other comprehensive income
     (loss) for the three-month and nine-month periods ended September 30, 2005 and 2004:

                                                       THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                       --------------------------------          -------------------------------
                                                          2005                 2004                 2005                2004
                                                       -----------          -----------          -----------         -----------
                                                                                     (In thousands)

Other comprehensive income, before tax:
  Net unrealized holding gain (loss) on securities
    arising during the period                          $      (333)               1,299                 (428)                102

  Reclassification adjustment for securities
    gains included in net income                                --                  (41)                 (70)                (45)
                                                       -----------          -----------          -----------         -----------
  Other comprehensive income (loss) before tax                (333)               1,258                 (498)                 57
                                                       -----------          -----------          -----------         -----------


  Income tax (expense) benefit  related to items
    of other comprehensive income                              133                 (503)                 199                 (23)
                                                       -----------          -----------          -----------         -----------
  Other comprehensive income (loss), net of tax        $      (200)                 755                 (299)                 34
                                                       ===========          ===========          ===========         ===========

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

     The Company accounts for stock options granted under its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. Accordingly, compensation expense is recognized only if the exercise price of the options is less than the fair value of the underlying stock at the grant date. Statement of Financial Accounting Standards ("SFAS") No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages entities to recognize the fair value of all stock-based awards on the date of the grant as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of net income and earnings per share as if the fair-value-based method defined in SFAS No. 123 had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 and recognized the cost over the vesting period, the Company's net income and earnings per share for the three-month and nine-month periods ended September 30, 2005 and 2004 would have been reduced to the pro forma amounts indicated below:

                                                           THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                                           --------------------------------          -------------------------------
(In thousands, except per share data)                         2005                 2004                 2005                2004
                                                           -----------          -----------          -----------         -----------

Net income
   As reported                                             $       278                  305                  807                 808

Add:     Stock based compensation for restricted stock,
         net of tax                                                 15                   16                   47                  48

Deduct:  Total stock-based compensation expense
         determined under fair value based method
         for all awards, net of tax                                 23                   26                   73                  78
                                                           -----------          -----------          -----------         -----------
           Pro forma net income                            $       270                  295                  781                 778
                                                           ===========          ===========          ===========         ===========


Basic earnings per share:
   As reported                                                    0.12                 0.12                 0.34                0.32
   Pro forma                                                      0.12                 0.12                 0.33                0.30


Diluted earnings per share:
   As reported                                                    0.12                 0.12                 0.33                0.32
   Pro forma                                                      0.11                 0.11                 0.32                0.29


(5)  Obligations under guarantees

     The Company does not issue any guarantees that would require liability recognition or disclosures, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Since a portion of these instruments will expire unused, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Outstanding commitments on standby letters of credit at September 30, 2005 and September 30, 2004 were approximately $351,000 and $230,000, respectively. The fair value of the Company's standby letters of credit at September 30, 2005 and 2004 was insignificant.

(6)  Pension and Other Postretirement Plans

     The following table sets forth the components of net periodic benefit cost for the Company's defined benefit pension plan and the other postretirement benefit plan for the three-month and nine-month periods ended September 30, 2005 and 2004.

                                              THREE MONTHS ENDED SEPTEMBER 30,                NINE MONTHS ENDED SEPTEMBER 30,
                                        --------------------------------------------    -------------------------------------------
                                                                OTHER POSTRETIREMENT                           OTHER POSTRETIREMENT
                                          PENSION BENEFITS            BENEFITS            PENSION BENEFITS           BENEFITS
                                        --------------------    --------------------    --------------------   --------------------
(In thousands)                            2005        2004        2005        2004        2005        2004       2005        2004
                                        --------    --------    --------    --------    --------    --------   --------    --------

Service cost                            $     56          52          --          --         168         156         --          --

Interest cost                                 69          65          12          12         207         195         36          36

Expected return on assets                    (87)        (86)         --          --        (261)       (258)        --          --

Amortization of transition obligation         --          --           3           3          --          --          9           9

Amortization of net  loss                     19          18          --          --          57          54         --          --
                                        --------    --------    --------    --------    --------    --------   --------    --------

Net periodic benefit cost               $     57          49          15          15         171         147         45          45
                                        ========    ========    ========    ========    ========    ========   ========    ========


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

                                                              THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------     -------------------------------
(In thousands, except per share data)                            2005                 2004            2005                2004
                                                              -----------          -----------     -----------         -----------
                                                                         (Pro forma)                         (Pro forma)

Net interest income after provision for loan losses           $     1,696                1,586           5,013               4,706
Noninterest income                                                  1,250                1,319           3,919               4,359
Noninterest expense                                                 2,681                2,503           7,919               7,763
Net income                                                            278                  343             873               1,051

Basis earnings per share                                      $      0.12                 0.14            0.36                0.41
                                                              ===========          ===========     ===========         ===========

Diluted earnings per share                                    $      0.12                 0.13            0.35                0.40
                                                              ===========          ===========     ===========         ===========

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

                                                                THREE MONTHS ENDED SEPTEMBER 30, 2005
                                                              -----------------------------------------
                                                                             FINANCIAL     CONSOLIDATED
                                                                 BANK        SERVICES          TOTAL
                                                              -----------   -----------    ------------
                                                                           (In thousands)

Net interest income                                           $     1,843           (11)          1,832
Provision for loan losses                                                           136              --

     Net interest income after provision for loan losses            1,707           (11)          1,696

Noninterest income                                                    802           448           1,250
Noninterest expense                                                 2,240           441           2,681

     Income before income taxes                                       269            (4)            265
Income tax expense (benefit)                                          (11)           (2)            (13)
     Net income (loss)                                        $       280            (2)            278
                                                              ===========   ===========    ============


[TABLE CONTINUED]


                                                                NINE MONTHS ENDED SEPTEMBER 30, 2005
                                                              -----------------------------------------
                                                                             FINANCIAL     CONSOLIDATED
                                                                 BANK        SERVICES          TOTAL
                                                              -----------   -----------    ------------
                                                                           (In thousands)

Net interest income                                           $     5,426           (26)          5,400
Provision for loan losses                                             378            --             378

     Net interest income after provision for loan losses            5,048           (26)          5,022

Noninterest income                                                  2,481         1,081           3,562
Noninterest expense                                                 6,651         1,028           7,679

     Income before income taxes                                       878            27             905
Income tax expense (benefit)                                           88            10              98
     Net income (loss)                                        $       790            17             807
                                                              ===========   ===========    ============

(9)  Recent Accounting Pronouncements

          In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes Accounting for Stock Issued to Employees" and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If any equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This revised Statement was to become effective for the Company as of July 1, 2005; however, the SEC superseded the FASB's implementation timetable in April 2005, changing the effective date to the beginning of the annual report period that begins after June 15,2005, which is January 1, 2006 for the Company. Adoption of this statement will affect the Company's results of operations. The extent of the impact has not yet been quantified.

          FASB Staff Position No. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (the "FSP"), was issued on November 3, 2005 and addresses the determination of when an investment is considered impaired; whether the impairment is other than temporary; and how to measure an impairment loss. The FSP also addresses accounting considerations subsequent to the recognition of an other-than-temporary impairment on a debt security, and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The FSP replaces the impairment guidance in EITF Issue No. 03-1 with references to existing authoritative literature concerning other-than-temporary determinations (principally Statement of Financial Accounting Standards No. 115 and SEC Staff Accounting Bulletin
     59). Under the FSP, impairment losses must be recognized in earnings equal to the entire difference between the security's cost and its fair value at the financial statement date, without considering partial recoveries subsequent to that date. The FSP also requires that an investor recognize an other-than-temporary impairment loss when a decision to sell a security has been made and the investor does not expect the fair value of the security to fully recover prior to the expected time of sale. The FSP is effective for reporting periods beginning after December 15, 2005. The Company does not expect that the application of the FSP will have a material impact on its financial condition, results of operations or financial statement disclosures.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     This discussion contains certain forward-looking statements based on current expectations, estimates and projections about the Company's industry, and management's beliefs and assumptions. Words such as "should," "anticipates," "assumes," "expects," "intends," "plans," "believes," "estimates," "projects" and variations of such words and expressions are intended to identify forward-looking statements. Such statements are not guarantees of future performance and are subject to risks and uncertainties that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information or otherwise.


OVERVIEW

     Bridge Street Financial, Inc. (the "Company") reported net income of $278,000 for the quarter ended September 30, 2005 as compared to $305,000 for the same period of 2004. Results for the third quarter of 2005 as compared to the same period in 2004 reflect an $81,000 increase in net interest income, a $395,000 increase in noninterest income and a $568,000 increase in noninterest expense. Noninterest income in the third quarter of 2004 included net gains on securities transaction of $41,000. There were no gains on securities transactions recorded in the third quarter of 2005. The improvement in net interest income is due to increased loan volume and improved net interest margin. The increase in noninterest income and noninterest expense are primarily due to results from Ladd's Agency, Inc. ("Ladds Agency") an insurance agency with offices in Auburn and North Syracuse, New York., which the Company acquired on March 1, 2005. For the nine-month period ended September 30, 2005, the Company reported net income of $807,000 as compared to $808,000 for the same period in 2004.

     As a result of the Company's focus on increasing loans and deposits and the Company's strategy to manage capital through a stock repurchase program and the Company's acquisition of an insurance agency, assets and liabilities at September 30, 2005 compared to December 31, 2004 reflect a $12.2 million or 9.1% increase in loans, a $20.0 million or 13.1% increase in deposits, a reduction of debt by $4.9 million, a decrease in stockholders' equity of $5.1 million, a reduction of securities of $10.8 million and an increase in goodwill and other intangible assets of $2.8 million.


FINANCIAL CONDITION

     Bridge Street Financial's total assets increased $11.9 million or 5.4% to $230.7 million at September 30, 2005 compared to total assets of $218.9 million at December 31, 2004. The increase in total assets during the nine months ended September 30, 2005 was due primarily to a $12.2 million increase in loans and a $7.7 million increase in cash which were partially offset by a $10.8 million decrease in securities. Additionally, goodwill and other intangible assets, net of amortization, increased $2.8 million as a result of the insurance agency acquisition. During the nine-month period of 2005, shareholders' equity decreased $5.1 million primarily as a result of the Company's stock repurchase program that increased treasury stock by $5.4 million at September 30, 2005 as compared to December 31, 2004. Debt decreased by $4.9 million at September 30, 2005 as compared to December 31, 2004, primary due to the maturity of a $4.0 million advance from the Federal Home Loan Bank of New York ("FHLB") that was not replaced and the payoff of short-term advances from the FHLB. A $20.0 million increase in deposits and the previously discussed reduction in securities provided funds for the asset increases, debt reduction and stock repurchase.

     Total securities decreased $10.8 million or 19.3% to $45.3 million at September 30, 2005 compared to $56.1 million at December 31, 2004. Government agency obligations available for sale decreased $755,000, mortgage-backed securities available for sale decreased $6.6 million, municipal securities available for sale decreased $694,000, corporate securities decreased $1.8 million and mortgage-back securities held to maturity decreased $849,000. The decrease in securities is primarily the result of the sale of securities to provide funds for the Company's stock repurchase program, proceeds received for principal payments and a reduction in fair value that has resulted from increasing interest rates.


     The following table presents the composition of the Company's securities portfolio at the dates indicated.


                                               September 30,   December 31,
                                                   2005            2004
                                               -------------   -------------
                                                     (In thousands)
SECURITIES AVAILABLE FOR SALE (fair value)
-----------------------------
    U.S. Government agency obligations         $       3,461           4,216
    Municipal securities                              16,967          17,661
    Corporate  securities                                 --           1,832
    Mortgage-backed securities                        14,713          21,290
    Other equity securities                            4,282           4,413
                                               -------------   -------------

              Total securities                 $      39,423          49,412


SECURITIES HELD TO MATURITY (amortized cost)
---------------------------
    Mortgage-backed securities                 $       5,837           6,686


     Total loans increased by $12.2 million or 9.1% to $146.7 million at September 30, 2005 from $134.6 million at December 31, 2004. Commercial mortgages and commercial loans increased $5.5 million or 9.1%, to $65.8 million at September 30, 2005 from $60.3 million at December 31, 2004. Residential mortgages increased $8.3 million or 13.3% to $70.4 million at September 30, 2005 as compared to $62.1 million at December 31, 2004. Consumer loans decreased $1.6 million to $10.6 million at September 30, 2005 as compared to $12.2 million at December 31, 2004.

     The following table presents the composition of the Company's loan portfolio by type of loan at the dates indicated.


                                                    September 30,   December 31,
LOANS                                                   2005            2004
-----                                               ------------    ------------
                                                             (In thousands)
Residential mortgage
  and home equity                                   $     70,395          62,102
Commercial mortgage                                       37,906          35,535
Commercial                                                27,852          24,743
Consumer                                                  10,578          12,171
                                                    ------------    ------------

                                                    $    146,731         134,551
                                                    ============    ============


     In addition to the previously mentioned loan balances, the Company had $330,000 of loans held for sale on September 30, 2005 as compared to $334,000 at December 31, 2004. The loans held for sale consisted of fixed rate residential mortgages and are carried at the lower of aggregate cost or market value.

     The Company's deposits increased by $20.0 million or 13.1% to $173.2 million at September 30, 2005 from $153.2 million at December 31, 2004. Savings and money market deposits increased by $17.3 million, time deposits increased $884,000 and demand deposits increased by $1.8 million. The increase in deposit balances is due primarily to favorable customer response to the Company's deposit growth initiatives.

     The Company's short-term borrowings with the FHLB were paid off at September 30, 2005 as compared to short-term borrowings of $3.7 million December 31, 2004. The reduction in borrowing from the FHLB is due to the Company's utilization of excess funds to reduce borrowings. Long-term debt decreased $1.3 million to $24.8 million at September 30, 2005 as compared to $26.1 million at December 31, 2004. The decrease in long-term debt was due to the payoff of FHLB advances that matured which were partially offset by debt assumed as a part of the Ladds Agency acquisition.

     Shareholders' equity decreased $5.1 million during the nine months ended September 30, 2005 to $26.1 million from $31.2 million at December 31, 2004. The decrease in shareholders' equity was primarily due to an increase in treasury stock of $5.4 million resulting from the Company's previously announced stock repurchase program, a $299,000 decrease in net change in the unrealized gain on securities available for sale, net of tax and dividend payments of $516,000, which were partially offset by net income of $807,000, and an increase of $294,000 from the exercise of stock options, the allocation of ESOP shares and the amortization of restricted stock.

     At September 30, 2005, nonperforming assets were 0.18% of total assets as compared to 0.48% at December 31, 2004.


NONPERFORMING ASSETS
--------------------                               September 30,    December 31,
(Dollars in thousands)                                 2005            2004
                                                   -------------    ------------
Nonaccrual loans                                   $         416          1,055
Restructured commercial mortgage loans                        --             --
                                                   -------------    -----------
  Nonperforming loans                                        416          1,055

Other real estate                                              5              6
                                                   -------------    -----------

  Nonperforming assets                             $         421          1,061
                                                   =============    ===========

Nonperforming assets to total assets                        0.18%          0.48%
Allowance for loan losses to nonperforming loans          330.05%        128.15%


     While management views the current level of nonperforming assets to be very manageable, future experience may be affected by regional and national economic conditions, underwriting judgments and business and personal factors affecting the Company's customers. At September 30, 2005, the allowance for loan losses is at a level that management believes, to the best of its knowledge, is adequate to cover known losses and the risk of loss inherent in the loan portfolio. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examinations.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

     Net income was $278,000 for the three months ended September 30, 2005 compared to net income of $305,000 for the three months ended September 30, 2004. For the three months ended September 30, 2005 compared to the three months ended September 30, 2004, net interest income increased $81,000, noninterest income increased $395,000 and income tax expense decreased by $50,000. The increase in net interest income and noninterest income was offset by a $568,000 increase in noninterest expense. Return on average equity was 4.15% in the three-month period of 2005 compared to 3.88% in the three-month period ended September 30, 2004. Return on average assets was 0.49% for the three-month period ended September 30, 2005 compared to 0.56% in the same period of 2004.

Net Interest Income

     Net interest income increased $81,000 to $1,832,000 in the three months ended September 30, 2005 from $1,751,000 in the three months ended September 30, 2004. The increase in net interest income during the three-month period was the result of increased interest income which exceeded an increase in interest expense. Interest income increased $237,000 and interest expense increased $156,000. The Company's net interest rate margin on a tax equivalent basis of 4.04% for the third quarter of 2005 increased 11 basis points from the same three-month period of 2004 and decreased 12 basis points from the second quarter of 2005. For the three months ended September 30, 2005, net interest income on a tax equivalent basis increased $24,000 due to increases in volume of interest earning assets and interest bearing liabilities and increased $68,000 from changes in interest rates.

Interest Income

     Interest income increased $237,000 to $2.8 million for the three months ended September 30, 2005 as compared to $2.5 million for the same period in 2004. The increase in interest income is due primarily to a $3.5 million increase in average interest earning assets and a 40 basis point improvement in yield on a tax equivalent basis in 2005 compared to 2004. Interest income on a tax equivalent basis increased by $248,000, or 9.3%, to $2.9 million in the three months ended September 30, 2005. The increase in interest income resulted from a $402,000 increase in interest income on loans and a $21,000 increase from federal funds sold and other short-term investments, which were partially, offset by a $175,000 decrease in income from investments. The increase in loan interest income resulted from an $18.2 million increase in the balances of average loans and an increase in the average yield on loans to 6.16% in 2005 from 5.78% in 2004. The decrease in securities interest income resulted from a decrease of $14.7 million in average securities in 2005 compared to the same period in 2004, which was partially offset by an 18 basis point increase in average yield in 2005 to 5.48% from 5.30% in the same period in 2004.

Interest Expense

     Interest expense increased by $156,000 to $928,000 for the three months ended September 30, 2005 compared to $772,000 for the three months ended September 30, 2004. The increase in interest expense primarily resulted from higher average balances of deposits and higher rates on deposits, which was partially offset by lower rates on borrowings. Average interest bearing deposit balances increased $5.8 million or 4.4% compared to 2004. The average rate on deposits increased 44 basis points and the average rate on borrowing decreased 85 basis points for the three months ended September 30, 2005 compared the same period in 2004. The increase in deposit rates is the result of the current interest rate trends. The rate on borrowings decreased due to the maturity and payoff of a high coupon advance from the FHLB.

                                 AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID


                                                                 For the                                    For the
                                                 three months ended September 30, 2005       three months ended September 30, 2004
                                               -----------------------------------------   -----------------------------------------
(Dollars in thousands)                           Average                       Average       Average                       Average
                                                 Balance      Interest       Yield/Rates     Balance      Interest       Yield/Rates
                                               -----------   -----------     -----------   -----------   -----------     -----------

Interest earnings assets:
Loan, gross (1)                                $   143,577   $     2,228           6.16%   $   125,397   $     1,826           5.78%
Securities, at amortized cost (2)                   47,176           652           5.48%        61,916           827           5.30%
Federal funds sold and other                         3,994            33           3.28%         3,902            12           1.22%
                                               -----------   -----------     -----------   -----------   -----------     -----------

       Total interest earning assets               194,747         2,913           5.93%       191,215         2,665           5.53%

Noninterest earning assets                          28,845                                      25,979
                                               -----------                                 -----------

       Total assets                                223,592                                     217,194
                                               ===========                                 ===========


Interest bearing liabilities;
Savings, NOW, money market (3)                      85,011           291           1.36%        81,302           206           1.01%
Time deposits                                       52,216           403           3.06%        50,169           310           2.45%
Borrowings                                          24,228           234           3.83%        21,688           256           4.68%
                                               -----------   -----------     -----------   -----------   -----------     -----------

       Total interest bearing liabilities          161,455           928           2.28%       153,159           772           2.00%

Noninterest bearing deposits                        31,425                                      29,717
Other noninterest liabilities                        4,133                                       3,149
                                               -----------                                 -----------

       Total liabilities                           197,013                                     186,025
Shareholders' equity                                26,579                                      31,169
                                               -----------                                 -----------

       Total liabilities and equity                223,592                                     217,194
                                               ===========                                 ===========

Excess of earnings assets over interest
  bearing liabilities                               33,292                                      38,056
                                               ===========                                 ===========

Net interest income                                                1,985                                       1,893
                                                             -----------                                 -----------

Tax equivalent adjustment                                           (153)                                       (142)
                                                             -----------                                 -----------
Net interest income per consolidated
  financial statements                                             1,832                                       1,751
                                                             ===========                                 ===========

Net interest rate spread                                                           3.65%                                       3.53%
Net interest rate margin (4)                                                       4.04%                                       3.93%
Average interest-earning assets to average
  interest-bearing liabilities                                                   120.62%                                     124.85%

---------------

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


Rate/Volume Analysis

     The following table presents the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Company's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.


                                            THREE MONTHS ENDED
                                            SEPTEMBER 30, 2005
                                                COMPARED TO
                                            THREE MONTHS ENDED
                                            SEPTEMBER 30, 2004
                                            INCREASE/(DECREASE)
                                  --------------------------------------
          (In thousands)                   DUE TO
                                  ------------------------
                                    VOLUME         RATE           NET
                                  ----------    ----------    ----------

Interest income:
   Loans                          $      277    $      125    $      402
   Securities                           (202)           27          (175)
   Federal funds sold and other           --            21            21
                                  ----------    ----------    ----------
        Total interest income             75           173           248
                                  ----------    ----------    ----------


Interest expense
   Savings,NOW and money
     market deposits                      10            75            85
   Time deposits                          13            80            93
   Borrowings                             28           (50)          (22)
                                  ----------    ----------    ----------
        Total interest expense            51           105           156
                                  ----------    ----------    ----------

Increase (decrease) in net
  interest income                 $       24    $       68    $       92
                                  ==========    ==========    ==========


Provision for Loan Losses

     The provision for loan losses was $136,000 in the three month ended September 30, 2005, as compared to $151,000 for the same period in 2004. The decrease in the provision for loan losses was primarily due to a reduction in nonperforming loans. Charge-offs net of recoveries during the three months ended September 30, 2005 were $150,000 as compared to $99,000 in the same in 2004. The Company records charge-offs as a result of loan customers on various commercial and consumer loans being delinquent with future payment doubtful. Requirements for allowance provisions are based on management's assessment of inherent losses in these portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends. The allowance for loan losses as a percentage of ending loans was 0.94% at September 30, 2005 as compared to 1.00% at December 31, 2004.

Noninterest Income

     Noninterest income increased $395,000 to $1,250,000 for the three months ended September 30, 2005 compared to $855,000 for the same period in 2004. The increase in noninterest income was due primarily to $448,000 of noninterest income from the Ladd's Agency and a $27,000 increase in net gains on sale of loans. Noninterest income for the three months ended September 30, 2004 included $41,000 of net gains on securities transactions. There were no securities transactions recorded in the third quarter of 2005. Additionally, service charges for the third quarter of 2005 were $42,000 below the prior year.

Noninterest Expense

     Noninterest expense increased during the three months ended September 30, 2005 by $568,000 or 26.9% compared to the three months ended September 30, 2004. The increase in noninterest expense is primarily the result of $441,000 of noninterest expense recorded for the Ladd's Agency in the third quarter of 2005. The Company's noninterest expense for the three months ended September 30, 2005, excluding Ladd's Agency, reflect a $127,000, or 6.0%, increase over the prior year.

Income Taxes

     Income tax benefit for the three months ended September 30, 2005 was $13,000 as compared to income tax expense of $37,000 for the same period in 2004 due to decreased income before income tax expense as well as the continued assessment of the estimated effective tax rate for 2005. The Company's effective income tax rate is based on the projected effective income tax rate for the twelve-month period ended December 31, 2005. The expected 2005 income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

     Net income was $807,000 for the nine months ended September 30, 2005 compared to net income of $808,000 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, net interest income increased $249,000, noninterest income increased $872,000 and the provision for loan losses decreased $24,000. The increase in net interest income and noninterest income was offset by a $1.1 million increase in noninterest expense. Return on average equity was 3.80% in the nine-month period of 2005 compared to 3.45% in the nine-month period ended September 30, 2004. Return on average assets was 0.49% for the nine-month period ended September 30, 2005 compared to 0.50% in the same period of 2004.

Net Interest Income

     Net interest income increased $249,000 to $5,400,000 in the nine months ended September 30, 2005 from $5,151,000 in the nine months ended September 30, 2004. The increase in net interest income during the nine-month period was the result of increased interest income which exceeded an increase in interest expense. Interest income increased $562,000 and interest expense increased $313,000. The Company's net interest rate margin on a tax equivalent basis of 4.05% for the nine months of 2005 increased 12 basis points from the same nine-month period of 2004. For the nine months ended September 30, 2005, net interest income on a tax equivalent basis increased $202,000 due to increases in volume of interest earning assets and interest bearing liabilities and increased $85,000 from changes in interest rates.

Interest Income

     Interest income increased $562,000 to $8.0 million for the nine months ended September 30, 2005 as compared to $7.4 million for the same period in 2004. The increase in interest income is due primarily to a $4.2 million increase in average interest earning assets and a 30 basis point improvement in yield on a tax equivalent basis in 2005 compared to 2004. Interest income on a tax equivalent basis increased by $600,000, or 7.7%, to $8.4 million in the nine months ended September 30, 2005. The increase in interest income resulted from an $803,000 increase in interest income on loans, which was partially offset by a $225,000 decrease in income from investments. The increase in loan interest income resulted from a $16.1 million increase in the balances of average loans and an increase in the average yield on loans to 5.98% in 2005 from 5.88% in 2004. The decrease in securities interest income resulted from a decrease of $8.4 million in average securities in the nine months ended September 30, 2005 compared to the same period in 2004, which was partially offset by a 27 basis point increase in average yield on securities in 2005 to 5.56% from 5.29% in the same period in 2004.

Interest Expense

     Interest expense increased by $313,000 to $2.6 million for the nine months ended September 30, 2005 compared to $2.2 million for the nine months ended September 30, 2004. The increase in interest expense primarily resulted from higher average balances of deposits and higher rates on deposits, which was partially offset by lower rates on borrowings. Average interest bearing deposit balances increased $3.6 million or 2.8% compared to 2004. The average rate on deposits increased 32 basis points and the average rate on borrowing decreased 68 basis points for the nine months ended September 30, 2005 compared to the same period in 2004. The increase in deposit rates is the result of the current interest rate trends. The rate on borrowings decreased due to the maturity and payoff of a high coupon advance from the FHLB.


                                 AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID


                                                                 For the                                    For the
                                                  nine months ended September 30, 2005        nine months ended September 30, 2004
                                               -----------------------------------------   -----------------------------------------
(Dollars in thousands)                           Average                       Average       Average                       Average
                                                 Balance      Interest       Yield/Rates     Balance      Interest       Yield/Rates
                                               -----------   -----------     -----------   -----------   -----------     -----------

Interest earnings assets:
Loan, gross (1)                                $   137,772   $     6,163           5.98%   $   121,681   $     5,360           5.88%
Securities, at amortized cost (2)                   52,170         2,171           5.56%        60,555         2,396           5.29%
Federal funds sold and other                         3,503            76           2.90%         6,975            54           1.03%
                                               -----------   -----------     -----------   -----------   -----------     -----------

       Total interest earning assets               193,445         8,410           5.81%       189,211         7,810           5.51%

Noninterest earning assets                          27,608                                      25,090
                                               -----------                                 -----------

       Total assets                                221,053                                     214,301
                                               ===========                                 ===========

Interest bearing liabilities:
Savings, NOW, money market (3)                      79,555           669           1.12%        77,831           524           0.90%
Time deposits                                       52,940         1,147           2.90%        51,098           938           2.45%
Borrowings                                          25,369           734           3.87%        22,765           775           4.55%
                                               -----------   -----------     -----------   -----------   -----------     -----------

       Total interest bearing liabilities          157,864         2,550           2.16%       151,694         2,237           1.97%

Noninterest bearing deposits                        30,779                                      28,090
Other noninterest liabilities                        4,011                                       3,264
                                               -----------                                 -----------

       Total liabilities                           192,654                                     183,048
Shareholders' equity                                28,399                                      31,253
                                               -----------                                 -----------

       Total liabilities and equity                221,053                                     214,301
                                               ===========                                 ===========

Excess of earnings assets over interest
  bearing liabilities                               35,581                                      37,517
                                               ===========                                 ===========

Net interest income                                                5,860                                       5,573
                                                             ===========                                 ===========

Tax equivalent adjustment on securities                             (460)                                       (422)
                                                             -----------                                 -----------
Net interest income per consolidated
  financial statements                                             5,400                                       5,151
                                                             ===========                                 ===========

Net interest rate spread                                                           3.65%                                       3.54%
Net interest rate margin (4)                                                       4.05%                                       3.93%
Average interest-earning assets to average
interest-bearing liabilities                                                     122.54%                                     124.73%

---------------

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


Rate/Volume Analysis

     The following table presents the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Company's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), and (ii) changes in rate (change in rate multiplied by prior year volume). The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.


                                            NINE MONTHS ENDED
                                            SEPTEMBER 30, 2005
                                                COMPARED TO
                                             NINE MONTHS ENDED
                                            SEPTEMBER 30, 2004
                                            INCREASE/(DECREASE)
                                  --------------------------------------
          (In thousands)                   DUE TO
                                  ------------------------
                                    VOLUME         RATE           NET
                                  ----------    ----------    ----------

Interest income:
   Loans                          $      711    $       92    $      803
   Securities                           (343)          118          (225)
   Federal funds sold and other          (37)           59            22
                                  ----------    ----------    ----------
        Total interest income            331           269           600
                                  ----------    ----------    ----------


Interest expense
   Savings,NOW and money
     market deposits                      12           133           145
   Time deposits                          34           175           209
   Borrowings                             83          (124)          (41)
                                  ----------    ----------    ----------
        Total interest expense           129           184           313
                                  ----------    ----------    ----------

Increase (decrease) in net
  interest income                 $      202    $       85    $      287
                                  ==========    ==========    ==========


Provision for Loan Losses

     The provision for loan losses was $378,000 in the nine month ended September 30, 2005, as compared to $402,000 for the same period in 2004. The decrease in the provision for loan losses was primarily due to a reduction in nonperforming loans. The allowance for loan losses was 330.05% of nonperforming loans at September 30, 2005 as compared to 128.15% at September 30, 2004. Charge-offs net of recoveries during the nine months ended September 30, 2005 were $356,000 as compared to $267,000 in the same in 2004. The Company records charge-offs as a result of loan customers on various commercial and consumer loans being delinquent with future payment doubtful. The majority of the charge-offs recorded in 2005 were previously reserved for and there is no need for a corresponding provision. Requirements for allowance provisions are based on management's assessment of inherent losses in these portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends. The allowance for loan losses as a percentage of ending loans was 0.94% at September 30, 2005 as compared to 0.98% at December 31, 2004.

Noninterest Income

     Noninterest income increased $872,000 to $3.6 million for the nine months ended September 30, 2005 compared to $2.7 million for the same period in 2004. The increase in noninterest income was due primarily to $1.1 million of noninterest income from Ladd's Agency and a $25,000 increase in net gains on securities transactions. Noninterest income in the nine months ended September 30, 2004 included a $129,000 gain from the sale of the Company's former headquarters building. Additionally, for the nine months ended September 30, 2005 service charges were $50,000 below the prior year and net gains on sale of loans were $17,000 below the same period in 2004.

Noninterest Expense

     Noninterest expense increased during the nine months ended September 30, 2005 by $1.1 million or 17.6% compared to the nine months ended September 30, 2004. The increase in noninterest expense is primarily the result of $1.0 million of noninterest expense recorded for the Ladd's Agency in the nine months ended June 30, 2005. The Company's noninterest expense for the nine months ended September 30, 2005, excluding Ladd's Agency, increased $119,000, or 1.8% over the prior year.

Income Taxes

     Income tax expense for the nine months ended September 30, 2005 was $98,000 as compared to $99,000 for the same period in 2004. The income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance. The Company's effective income tax rate for the nine months ended September 30, 2005 is based on the projected effective income tax rate for the twelve-month period ended December 31, 2005.


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

     Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. Such products frequently have short terms (five years or less) or interest rates that adjust at least every five years. Funds are utilized to meet ongoing commitments to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and to maintain a portfolio of investment securities. At September 30, 2005, the Company had outstanding commitments to originate loans of approximately $21.9 million and unused letters of credit of approximately $351,000. At September 30, 2005, the Company also had certificates of deposit scheduled to mature in one year or less totaling $36.0 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. It is anticipated that the Company will continue to have sufficient deposit funds and available borrowings to meet its current commitments.

     At September 30, 2005, the Company had total borrowings from the FHLB of $24.4 million. Also available to the Company are overnight and one-month borrowing facilities with the FHLB, each in the amount of $10.4 million, an overnight credit plus line of $9.0 million with the FHLB and a $5.0 million overnight line of credit with a commercial bank.

     The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking regulators. Failure to meet minimum capital requirements could result in certain mandatory and discretionary responses by regulators that could have a material effect on the Company's financial condition and results of operations. In addition, the ability of the Company and the Bank to pay dividends is subject to regulations administered by the banking agencies. At September 30, 2005, the Company and the Bank exceeded the capital requirements set forth by the regulators for well capitalized organizations.

     On April 24, 2005, the Company announced the commencement of a Stock Repurchase Plan under which the Company may purchase up to 255,900 shares of common stock, or 10% of the outstanding shares. The repurchases can be made from time to time at the discretion of management and the Stock Repurchase Plan will continue until the purchase of authorized shares is complete. At September 30, 2005, the Company had purchased 255,340 shares under the Stock Repurchase Plan.

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

     The following table as of September 30, 2005 presents the estimated impact on the Company's net interest income resulting from changes in the interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities. These assumptions are inherently uncertain and therefore, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may be significantly different due to timing, magnitude and frequency of interest rate changes and changes in market conditions.


                                            NET INTEREST INCOME
                              ------------------------------------------------
                                                 DOLLAR             PERCENTAGE
CHANGE IN INTEREST RATES      ESTIMATED          CHANGE              CHANGE
IN BASIS POINTS                 AMOUNT          FROM BASE           FROM BASE
------------------------      ----------        ----------          ----------
       +  200                 $    9,333               395               4.42%
       +  100                      9,172               234               2.62%
          Base                     8,938                --               0.00%
       -  100                      8,690              (248)             -2.77%
       -  200                      8,374              (564)             -6.31%



Item 4.  Controls and Procedures

     Management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal accounting officer, as appropriate to allow for timely decisions regarding required disclosure.

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

     Item 1.  Legal Proceedings

              None


     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                              COMPANY PURCHASES OF EQUITY SECURITIES

                                                                 (C) TOTAL         (D) MNAXIMUM
                                                                 NUMBER OF          NUMBER OF
                                                                 SHARES (OR        APPROXIMATE
                                                    (B)            UNITS)        DOLLAR VALUE) OF
                                                  AVERAGE       PURCHASED AS        SHARES (OR
                                 (A) TOTAL         PRICE          PART OF        UNITS) THAT MAY
                                 NUMBER OF          PAID          PUBLICLY            YET BE
                                   SHARES        PER SHARE       ANNOUNCED          PURCHASED
                                 (OR UNITS)      (OR UNIT)        PLANS OR       UNDER THE PLANS
          PERIOD                 PURCHASED          ($)           PROGRAMS         OR PROGRAMS
---------------------------      ----------      ----------     ------------     ----------------

July 1, 2005  through  July
31, 2005...................              --              --          358,040               26,760

August  1,   2005   through
August 31, 2005............              --              --          358,040               26,760

September  1, 2005  through
September 30, 2005.........          26,000          $18.20          384,040                  760

Total                                26,000          $18.20


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



Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders


         The Company's Annual Meeting of Stockholders was held on September 21, 2005. The following were the items voted on and the results of the stockholder voting:

         1.   The election of Richard G. McKean, William L. Petrosino and Lowell
              A. Seifter to serve as directors of the Company each for a term of three years or until his successor has been elected and qualified:


                                      VOTES

                                                                          Broker
                                                  Authority               Non-
                                           For    Withheld     Abstain    Votes
                                           ---    ---------    -------    ------

              Richard G. McKean      2,047,029       81,247        --        --

              William L. Petrosino   1,987,614      140,662        --        --

              Lowell A. Seifter      1,917,405      210,871        --        --


              The other directors of the Company whose terms continue after the Annual Meeting are:

                   Deborah F. Stanley
                   Gregory J. Kreis
                   Paul J. Heins
                   Bruce P. Frassinelli
                   Paul W. Schneible

         2. The ratification of the appointment of KPMG LLP as the Company's independent registered public accountants for the fiscal year ended December 31, 2005.


                                      VOTES

                                                                         Broker
                                                                         Non-
                                          For    Against      Abstain    Votes
                                          ---    -------      -------    ------

                                    2,103,129     22,526      2,621          --


Item 5.  Other Information

         None


Item 6.  Exhibits

         Exhibits
         --------

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

         32       Section 1350 Certifications

---------------

* Incorporated by reference to the Company's Registration Statement on Form S-1 filed with the SEC on September 9, 2002, Registration No. 333-99347.

** Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1 filed with the SEC on October 23, 2002, Registration No. 333-99347.

*** Incorporated by reference to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed with the SEC on November 8, 2002, Registration No. 333-99347.

**** Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on May 27, 2005.

***** Incorporated by reference to Oswego County Bancorp, Inc.'s Annual Report on Form 10-KSB filed with the SEC on March 30, 2000.

****** Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 16, 2005.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Bridge Street Financial, Inc.



Date:  November 10, 2005               By: /S/ GREGORY J. KREIS
                                           -------------------------------------
                                           Gregory J. Kreis
                                           President and Chief Executive Officer



Date:  November 10, 2005               By: /S/ EUGENE R. SUNDERHAFT
                                           -------------------------------------
                                           Eugene R. Sunderhaft
                                           Senior Vice President and
                                             Chief Financial Officer