Form 10-K
period 2005-12-31
BRIDGE STREET FINANCIAL INC
filed 2006-03-31
CIK 1182555

Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

                                 (315) 343-4100
               (REGISTRANT TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Exchange Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act.   Yes      No  X
           ---     ---

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the Act.   Yes      No  X
                  ---     ---

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or has for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---     ---

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. Large accelerated filer ___
Accelerated filer     Non-accelerated filer X
                  ---                      ---

Indicate by check mark whether the registrant is a shell company.
Yes      No  X
    ---     ---

As of March 21, 2006, the registrant had 2,309,179 shares of common stock, $.01 par value, issued and outstanding.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005, was $36.1 million. This figure was based on the closing price as of June 30, 2005 on The Nasdaq Stock Market for a share of the registrant's common stock, which was $17.60 on June 30, 2005.

                      DOCUMENTS INCORPORATED BY REFERENCE.

                                      None

                          BRIDGE STREET FINANCIAL, INC.
                           ANNUAL REPORT ON FORM 10-K
                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2005

                                TABLE OF CONTENTS

    ITEM                            PART I

      1     BUSINESS

      1A    RISK FACTORS
      1B    UNRESOLVED STAFF COMMENTS
      2     PROPERTIES
      3     LEGAL PROCEEDINGS
      4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     PART II

      5     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
            AND ISSUER PURCHASES OF EQUITY SECURITIES
      6     SELECTED FINANCIAL DATA
      7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS
      7A    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
      8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE
      9A    CONTROLS AND PROCEDURES
      9B    OTHER INFORMATION

                                    PART III

      10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      11    EXECUTIVE COMPENSATION
      12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS
      13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      14    PRINCIPAL ACCOUNTING FEES AND SERVICES

                                     PART IV

      15    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

         Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or known or unknown risks and uncertainties. Consequently, no forward-looking statements can be guaranteed. Bridge Street Financial, Inc. disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information, or otherwise.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Bridge Street Financial, Inc. ("Bridge Street Financial," "us," or "we") is a Delaware corporation organized in 2002 and is registered as a bank holding company with the Federal Reserve Board. Bridge Street Financial serves as the holding company for Oswego County National Bank, which converted from a New York savings bank (Oswego County Savings Bank) to a national bank on January 15, 2003, and Ladd's Insurance Agency, Inc. ("Ladd's"). Bridge Street Financial completed the acquisition of Ladd's on March 4, 2005. Our common stock is quoted on the Nasdaq SmallCap Market under the symbol "OCNB." Unless the context otherwise requires, all references herein to Oswego County National Bank or Bridge Street Financial include Bridge Street Financial and Oswego County National Bank on a consolidated basis.

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

         As a result of the second step conversion, Bridge Street Financial became the holding company for Oswego County Savings Bank, which was founded in 1870 as a New York Savings Bank and converted to a national bank on January 15, 2003. Oswego County MHC and Oswego County Bancorp, Inc. no longer exist following the second step conversion and stockholders of Oswego County Bancorp, Inc. became stockholders of Bridge Street Financial, based upon the exchange ratio. All per share data and information prior to January 3, 2003 refers to Oswego County Bancorp, Inc. and has been restated to reflect the effect of the increased shares resulting from the share issuance and exchange resulting from the second step conversion. Prior to the second step conversion, the common stock of Oswego County Bancorp, Inc. traded under the symbol "OCSB.OB."

         Oswego County National Bank conducts operations mainly through its headquarters office in Oswego, New York and seven additional branch offices in Oswego and Onondaga counties. The majority of loans and deposits held by Oswego County National Bank are generated within Oswego and Onondaga counties, a region consisting of a mixture of urban, suburban and rural areas and which includes the cities of Oswego, Fulton and Syracuse. Ladd's conducts its business at two offices in North Syracuse and Auburn, New York.

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

         Since 1998, our strategy has been to broaden our line of banking and financial service products, improve our asset quality and extend our market presence while maintaining a well-capitalized, profitable and community-oriented financial institution. Since implementing our strategy, we have:

         o diversified our products by increasing the origination of commercial and consumer loans;

         o followed more stringent underwriting policies and procedures, which has resulted in improved asset quality;

         o opened three new branches in the Syracuse market and acquired one new branch in the Oswego market; and

         o  completed the acquisition of Ladd's Insurance Agency.

         The benefits of our strategy include an improvement in net income, decrease in non-performing assets and greater sources of income while continuing to focus on serving the needs of our customers in Oswego and Onondaga counties.

         Our business strategy, as discussed above, includes the diversification of our banking products through the origination of commercial and consumer loans. In addition to increasing our loan products for our commercial customers, we are also continuing to diversify our deposit services for our commercial customers. Additionally, during 2003 we developed deposit and loan products to service municipal customers. This strategy is consistent with management's decision to convert to a national bank so as to operate as a commercial bank. Our President and Chief Executive Officer, Gregory J. Kreis, who joined Oswego County National Bank in January 1997, has previous experience in operating a national bank in Vermont. Mr. Kreis and his management team continue to implement our operating strategy.

MARKET AREA

         Oswego County National Bank conducts operations mainly through headquarters in Oswego, New York and seven additional branch offices, including new branches which opened in Onondaga County in May 2002 and September 2003. The majority of loans and deposits held by Oswego County National Bank are generated within Oswego and Onondaga counties, a region consisting of a mixture of urban, suburban and rural areas and which includes the cities of Oswego, Fulton, Pulaski and Syracuse.

         The city of Oswego is located on Lake Ontario, 35 miles north of Syracuse. Oswego County includes the cities of Oswego, Fulton and Pulaski. Onondaga County includes the city of Syracuse, a major regional population center for north-central New York. Oswego and Onondaga counties had a combined population of approximately 581,000 as of 2005, with Oswego County containing 123,000 residents or 21% of the total. Oswego County has been historically and continues to have a large concentration of employment in electrical power generation and other industrial employment. The local employment base has been diversified to a substantial extent from prior years as services, wholesale/retail trade and government are all major employers. While the local economy has been stable in recent years, it has not enjoyed the better economic conditions experienced in other parts of the nation.

         Unemployment in Onondaga County, however, has been lower than the national average at 4.2% compared to the 2005 national annual average of 5.1%. Median household income and the total number of households in Onondaga County have increased 2.7% and 0.1% respectively from 1990 to 2001 and 2.2% and 0.7% in Oswego County. While Oswego County's median household income has increased, it is lower than the national average.

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

         We held approximately 14.6% of the market share in deposits as of June 30, 2005 in Oswego County, New York. We were the third largest market share of deposits in Oswego County.

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

LENDING ACTIVITIES

         GENERAL. At December 31, 2005, our total loans amounted to $149.1 million. Net of the $1.4 million allowance for loan losses, loans were $147.7 million at December 31, 2005, representing 64.7% of total assets. Oswego County National Bank offers the following types of loans:

         o  one-to-four family residential mortgages;

         o  home equity loans;

         o  commercial mortgages;

         o  commercial loans; and

         o  consumer loans.

         At December 31, 2005, $73.2 million or 49.1% of total loans consisted of residential mortgage and home equity loans. Commercial mortgage loans totaled $38.2 million on that date, representing 25.6% of total loans. Commercial loans totaled $27.5 million or 18.5% of total loans and consumer loans totaled $10.2 million or 6.8% of total loans at December 31, 2005. Our strategy is to diversify our banking products with an emphasis on increasing our commercial loans, commercial mortgages and consumer loans.

         The types of loans that we may originate are subject to federal laws and regulations. Interest rates charged on loans are affected principally by loan demand and the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative and tax policies, and governmental budgetary matters.

         A national bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. At December 31, 2005, our in-house policy limits on loans to one borrower was $1.5 million.

         LOAN PORTFOLIO. The following table sets forth the composition of our loan portfolio by type of loan at the dates indicated.

                                                                                 AT DECEMBER 31,
                                           -----------------------------------------------------------------------------------------
                                                      2005                         2004                           2003
                                           --------------------------  ----------------------------  -------------------------------
                                               AMOUNT          %             AMOUNT          %            AMOUNT            %
                                           ------------  -------------  ---------------  ----------  ---------------  --------------
                                                                   (DOLLARS IN THOUSANDS)
Residential mortgages and home
    equity loans.......................      $   73,206         49.09%     $   62,102         46.16%      $   60,744          51.15%
Commercial mortgages...................          38,179         25.60          35,535         26.41           25,478          21.45
Commercial loans.......................          27,558         18.48          24,743         18.39           19,695          16.58
Consumer loans.........................          10,184          6.83          12,171          9.04           12,850          10.82
                                             ----------     ---------      ----------     ---------       ----------      ---------
      Total loans......................         149,127        100.00%        134,551        100.00%         118,767         100.00%
                                                            =========                     =========                       =========
      Allowance for loan losses........          (1,376)                       (1,352                         (1,183)
                                             ----------                    ----------                     ----------
           Net loans...................    $    147,751                  $    133,199                   $    117,584
                                           ============                  ============                   ============


                                                                  AT DECEMBER 31,
                                          ----------------------------------------------------------------
                                                         2002                              2001
                                          -------------------------------  -------------------------------
                                              AMOUNT            %               AMOUNT             %
                                          -------------  ----------------  ---------------  --------------
                                                                 (DOLLARS IN THOUSANDS)
Residential mortgages and home equity
    loans..............................     $   62,182              57.79%      $   67,004          63.91%
Commercial mortgages...................         22,603              21.01           15,626          14.90
Commercial loans.......................         13,005              12.09           13,690          13.06
Consumer loans........................           9,803               9.11            8,529           8.13
                                            ----------          ---------       ----------      ---------
      Total loans.....................         107,593             100.00%         104,849         100.00%
                                                                =========                       =========
      Allowance for loan losses.......          (1,190)                               (932)
                                            ----------                          ----------
           Net loans..................    $    106,403                        $    103,917
                                          ============                        ============




         LOAN MATURITY AND REPRICING. The following tables show the repricing dates or contractual maturity dates as of December 31, 2005. The tables do not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in one year or less.

                                                                                DECEMBER 31, 2005
                                             ---------------------------------------------------------------------------------------
                                             RESIDENTIAL MORTGAGES AND      COMMERCIAL     COMMERCIAL       CONSUMER
                                                 HOME EQUITY LOANS           MORTGAGES        LOANS           LOANS        TOTALS
                                             -------------------------   -------------   -------------   -------------   -----------
                                                                                  (IN THOUSANDS)
AMOUNTS DUE:
Within one year..........................     $     27,399               $     14,161        $  16,553       $   3,619     $  61,732

After one year:
     One to three years..................           29,090                     15,925            3,513           1,526        50,054
     Three to five years.................            4,399                      4,862            5,313           1,588        16,162
     Five to fifteen years...............           10,192                      2,800            2,179           2,185        17,356
     Over fifteen years..................            2,126                        431                -           1,266         3,823
                                              ------------                  ---------        ---------       ---------     ---------
Total due after one year.................           45,807                     24,018           11,005           6,565        87,395
                                              ------------                  ---------        ---------       ---------     ---------
TOTAL AMOUNT DUE:                             $     73,206                  $  38,179        $  27,558       $  10,184     $ 149,127
                                              ============                  =========        =========       =========     =========

         The following tables present, as of December 31, 2005, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2006 and whether such loans have fixed interest rates or adjustable interest rates.

                                                                       DUE AFTER DECEMBER 31, 2006
                                                  ------------------------------------------------------------------
                                                       FIXED               ADJUSTABLE                  TOTAL
                                                  --------------  --------------------------  ----------------------
                                                                              (IN THOUSANDS)
Residential mortgages and
  home equity loans..................             $       12,526             $       33,281           $       45,807
Commercial mortgages.................                      3,210                     20,808                   24,018
Commercial loans.....................                      8,085                      2,920                   11,005
Consumer loans.......................                      6,565                          -                    6,565
                                                  --------------             --------------           --------------
  Total loans........................             $       30,386             $       57,009           $       87,395
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

         The following table shows total loans originated and repaid during the periods indicated.

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                   2005             2004               2003
                                              -----------  --------------------  -----------------
                                                                 (IN THOUSANDS)
LOANS:
     Balance outstanding at beginning
       of period.......................       $   134,551        $   118,767           $   107,593

LOAN ORIGINATIONS:
    Residential mortgages and home equity
       loans...........................            33,666             33,248                76,099
    Commercial mortgages...............             7,523             12,858                 9,297
    Commercial loans...................            17,923             15,181                 9,725
    Consumer loans.....................             2,133              3,605                 7,737
                                              -----------        -----------           -----------
        Total loans originated.........            61,245             64,892               102,858
                                              -----------        -----------           -----------

COMMERCIAL LOANS PURCHASED.............                 -                  -                     -

LOAN PRINCIPAL REDUCTIONS:
     Loans sold........................             9,799             16,819                58,934
     Payments received on loans........            36,079             31,443                31,385
     Loans held for sale...............               269                334                   722
     Loans charged off or transferred to
       other real estate...............               522                512                   643
                                              -----------        -----------           -----------
       Total deductions................            46,669             49,108                91,684
                                              -----------        -----------           -----------

       Ending balance..................       $   149,127        $   134,551           $   118,767
                                              ===========        ===========           ===========

RESIDENTIAL LENDING

         RESIDENTIAL MORTGAGES. Historically, we have concentrated our lending activities on the origination of loans secured primarily by first mortgage liens on existing one-to-four family residences and home equity loans secured by second mortgages on one-to-four family residences. At December 31, 2005, $73.2 million or 49.1% of total loans consisted of such loans.

         From the early 1980s until early 1998, we originated primarily adjustable-rate residential mortgage loans in order to manage our interest-rate risk. However, in February 1998, we commenced the origination of long-term, fixed-rate one-to-four family residential mortgage loans in order to provide a full range of products to our customers, but only under terms, conditions and documentation which conform to standards which permit their resale in the secondary market. Our fixed-rate loans range from terms of 15, 20, or 30 years. Since September 2001, we have sold the majority of fixed-rate loans originated in the secondary market with all servicing retained. Loans serviced for others at December 31, 2005 totaled $96.7 million. For the year ended December 31, 2005, we sold 29.1% of residential mortgage loans originated. All residential mortgage loans sold in the secondary market are sold to Freddie Mac. Loans sold under Freddie Mac guidelines are sold with no right of recourse.

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

         Oswego County National Bank has not engaged in the practice of establishing a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. Approximately $60.7 million or 83.4% of the permanent residential mortgage loans in the loan portfolio at December 31, 2005 had adjustable interest rates.

         The demand for adjustable-rate loans in Oswego County National Bank's primary market area has been a function of several factors, including the level of interest rates, the expectations for changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment. Through mid-1999, interest rate levels were conducive to originations of our fixed rate residential mortgages. As interest rates continued to rise in the latter part of 1999 and in 2000, borrowers have preferred adjustable rate loans and originations of such loans continued to increase during 2000. During 2003, 2002, and 2001, mortgage rates declined and as a result of the lower rate environment, borrowers' preference shifted to fixed-rate loans. During most of 2005, borrowers had a preference for adjustable rate mortgages.

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

         Home equity loans are typically originated for up to 90% of the appraised value, less the amount of any existing prior liens on the property. Oswego County National Bank secures home equity loans with a mortgage on the property (generally a second mortgage) and will originate the loan even if another institution holds the first mortgage. There is a maximum term of ten years on fixed-rate and 15 years on adjustable-rate home equity loans. At December 31, 2005, home equity loans totaled $511,000 or 0.34% of total loans.

         Oswego County National Bank also offers home equity lines of credit in amounts of up to 80% of the appraised value, or 90% if Oswego County National Bank already has a first lien on the property, less the amount of existing prior liens. At December 31, 2005, home equity lines of credit totaled $11.6 million or 7.8% of total loans.

COMMERCIAL LENDING

         GENERAL. We view our emphasis on commercial lending as a natural outgrowth of traditional community banking services. Since 1998, we have made a major commitment to commercial lending (involving commercial loans and commercial mortgages) as a means to increase the yield on our loan portfolio and attract lower cost transaction deposit accounts. Oswego County National Bank has worked to develop a niche of making commercial loans to the small and medium sized companies in a wide variety of industries located in Oswego and Onondaga counties and, to a lesser extent, Jefferson, Cayuga and Oneida counties. In particular, Oswego County National Bank has expanded its lending to the business community located in Onondaga County which comprises a growing sector of its market area. Because of this strategy to expand our business banking on both the lending and deposit side, we believe that our conversion to a national bank has been beneficial for implementation of our business plan. Oswego County National Bank offers these businesses a variety of traditional loan products and commercial services administered by Oswego County National Bank's commercial sales department which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, construction, real estate, working capital, vehicle purchases and the refinancing of existing corporate debt. Oswego County National Bank also offers a variety of deposit products to serve the needs of its commercial customers.

         We have staffed our commercial sales department with three officers with considerable commercial lending expertise in our market area and have developed a staff to support the commercial sales department. We also have a product manager who works with each commercial loan officer to promote complementary loan and deposit products.

         Oswego County National Bank is also an approved lender of the Small Business Administration ("SBA") in order to better serve the needs of local businesses while simultaneously reducing credit risk. At December 31, 2005, the commercial loan portfolio included $5.6 million of loans guaranteed by government agencies.

         COMMERCIAL MORTGAGE LOANS. The majority of commercial mortgage loans are secured by multi-tenant and single tenant properties located in Oswego County National Bank's primary market area. At December 31, 2005, all commercial mortgage loans were collateralized by properties and approximately 26.9% of Oswego County National Bank's commercial loans were collateralized by properties in the bank's lending area. Oswego County National Bank originates commercial real estate loans to finance the purchase of real property, which generally consists of apartment buildings, business properties, multi-family investment properties and construction loans to developers of commercial and residential properties. In underwriting commercial real estate loans, consideration is given to the property's historic cash flow, current and projected occupancy, location and physical condition. At December 31, 2005, our commercial real estate loan portfolio consisted of 189 loans, totaling $38.2 million, or 25.6% of total loans.

         Substantially all of the commercial real estate portfolio consists of loans which are collateralized by properties in Oswego County National Bank's normal lending area. Oswego County National Bank's commercial real estate loan portfolio is diverse, and does not have any significant loan concentration by type of property or borrower. Oswego County National Bank generally does not lend in excess of an 80% loan-to-value ratio on commercial properties and requires a minimum debt coverage ratio of 1.20x at origination. Oswego County National Bank's largest loan relationship consists of one commercial mortgage loan of $1,422,500 at December 31, 2005.

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

         COMMERCIAL LOANS. Oswego County National Bank offers commercial loan products and services which are designed to give business owners borrowing opportunities for modernization, inventory, equipment, consolidation, municipal loans, working capital, vehicle purchases and the financing of existing corporate debt. Oswego County National Bank offers business installment loans, vehicle and equipment financing, lines of credit, equipment leasing and other commercial loans. At December 31, 2005, our commercial loan portfolio consisted of 285 loans, totaling $27.5 million or 18.5% of our total loans. Since December 31, 2000, commercial loans have grown $19.8 million from $7.7 million.

         We had not been an active originator of such loans until 1998 when an experienced commercial lending manager joined the bank and began developing and promoting our related loan products. Since that time, we have added three commercial loan officers and three support associates. Oswego County National Bank may hire additional commercial loan officers on an as needed basis in connection with its potential branch expansion.

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

         Oswego County National Bank's commercial loan portfolio does not have any significant loan concentration by type of property or borrower. At December 31, 2005, our largest commercial loan was $2.0 million. Our largest loan is a municipal loan that matures in August of 2006.

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

CONSUMER LENDING

         Oswego County National Bank makes loans for a wide variety of personal or consumer purposes. The consumer loans offered include secured and unsecured personal lines of credit, as well as loans secured by deposit accounts, automobile loans, recreational vehicle loans, boat loans, and manufactured home loans. At December 31, 2005, $10.2 million or 6.8% of total loans consisted of consumer loans. Oswego County National Bank originates consumer loans in order to provide a full range of financial services to customers and because such loans generally have shorter terms and higher interest rates than one-to-four family residential mortgage loans.

         Loans secured by deposit accounts amounted to $125,000 or 0.08% of total loans at December 31, 2005. Such loans are originated for up to 100% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. Oswego County National Bank offers automobile and recreational vehicle loans on both new and used vehicles, with most of the loans secured by used vehicles. Automobile and recreational vehicle loans have terms of up to five years and have fixed interest rates. Such loans amounted to $3.2 million or 2.1% of total loans at December 31, 2005. Unsecured personal loans amounted to $1.8 million or 1.2% of total loans at December 31, 2005. Unsecured personal lines of credit amounted to $3.6 million or 2.4% of total loans at December 31, 2005. Manufactured home loans amounted to $1.6 million or 1.1% of total loans at December 31, 2005. Secured personal loans amounted to $158,000 of total loans at December 31, 2005.

         Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans but generally involve more credit risk than residential mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In most cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency often does not warrant further substantial collection efforts against the borrower. At December 31, 2005, we did not have any repossessed collateral on our books. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans if a borrower defaults.

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

         Real estate acquired by Oswego County National Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified, under generally accepted accounting principles, as real estate owned until sold. At December 31, 2005, the Company had no other real estate owned. Real estate owned properties are carried at fair value minus estimated costs to sell the property. Write-downs to estimated fair value at the time of foreclosure are charged to the allowance for loan losses. After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized. Adjustments to the carrying value of such properties that result from subsequent declines in fair value are charged to operations in the period in which the decline occurs.

         ASSET QUALITY COMMITTEE AND DELINQUENT LOAN REVIEW. Oswego County National Bank has an Asset Quality Committee that meets every other week to review every delinquent loan. The Committee is chaired by Mr. Kreis, the President and CEO, and the members include a full-time collection staff person, the SVP of Sales, the VP of Business Sales/Corporate Counsel, and the security and compliance officer. The Asset Quality Committee assesses the quality of the loan portfolio, reviews trends, recommends and follows legal actions, reviews the status of any real estate owned properties or other repossessed collateral, reviews the "Watchlist" and any necessary loan grading changes, and assesses the adequacy of the loan loss reserve. Any loan that is seriously delinquent has the loan file pulled for a review of the original underwriting to see if a problem could have been detected at the time of the loan.

         In addition to its internal loan review, Oswego County National Bank has contracted with an outside loan consultant to provide loan review and loan loss allowance analysis of Oswego County National Bank's operations. Services provided by the loan consultant include internal compliance with regulatory requirements and documentation and a review of each loan on the "Watchlist." In addition, the outside consultant performs a review of all new commercial mortgage and commercial loans originated by Oswego County National Bank, and with a balance over $50,000. Additionally, on an annual basis he reviews all commercial mortgage and commercial loan relationships with a total balance of $100,000 or more.

         LOAN APPROVAL PROCEDURES. Loan underwriting authorities are issued to individual officers engaged in approving loans based on their experience and track record and the authorities are approved by the Board. Loans over the individual loan authorities are brought to the Officers' Loan Committee that meets on an as needed basis. That Committee is chaired by the President and CEO and the members include the SVP of Sales, the retail banking underwriter, the consumer products manager and the four commercial loan officers. The Officers' Loan Committee has loan authority to $750,000. Minutes of the Officers' Loan Committee meetings are reviewed by the Board of Directors. All loan relationships over $750,000 go to the Directors' Loan Committee that consists of two outside Directors and the President and CEO.

         NON-PERFORMING ASSETS. The following table sets forth the amounts and categories of Oswego County National Bank's nonperforming assets at the dates indicated.

                                                                     AT DECEMBER 31,
                                                      ----------------------------------------------
                                                       2005      2004      2003      2002      2001
                                                      ------   -------   -------   -------   -------
                                                                 (DOLLARS IN THOUSANDS)
Nonaccrual loans:
  Residential mortgages and home
    equity loans ..................................   $  268    $  870    $  495    $  604    $  520
  Commercial mortgages and loans ..................      652       103        83        88       110
  Consumer ........................................      110        82        67        65       124
                                                      ------   -------   -------   -------   -------
     Total ........................................    1,030     1,055       645       757       754
                                                      ------   -------   -------   -------   -------
Restructured commercial mortgage loan .............        -         -       200       200       220
                                                      ------   -------   -------   -------   -------
Total nonperforming loans .........................    1,030     1,055       845       957       974
FORECLOSED ASSETS:
Residential real estate ...........................        -         6       126         8         -
                                                      ------   -------   -------   -------   -------
Total nonperforming assets ........................   $1,030    $1,061    $  971    $  965    $  974
                                                      ======   =======   =======   =======   =======
Nonperforming assets to total assets ..............     0.45%     0.49%     0.46%     0.49%     0.60%
                                                      ======   =======   =======   =======   =======
Nonperforming loans to total assets ...............     0.45%     0.48%     0.40%     0.49%     0.60%
                                                      ======   =======   =======   =======   =======

         Oswego County National Bank had no accruing loans which were more than 90 days delinquent at December 31, 2005 and 2004. If all nonaccruing loans had been current in accordance with their terms during the years ended December 31, 2005, 2004 and 2003, interest income on such loans would have amounted to approximately $174,000, $135,000 and $216,000 respectively. Interest income on those nonaccruing loans of $124,000, $83,000 and $144,000 was recognized during the years ended December 31, 2005, 2004 and 2003, respectively.

         CLASSIFIED ASSETS. Federal regulations require that each insured savings bank classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

         At December 31, 2005, $499,000 of the assets classified as substandard were included as nonperforming assets. There are additional loans totaling $626,000 which are classified as substandard. These loans remain in a performing status due to a variety of factors, including payment history, the value of collateral supporting the credits, and personal or government guarantees. These factors, when considered in aggregate, give management reason to believe that the current risk exposure on these loans is not significant. While in a performing status as of December 31, 2005, these loans exhibit certain risk factors, which have the potential to cause them to become nonperforming. Accordingly, management's attention is focused on these credits, which are reviewed on at least a quarterly basis.

         At December 31, 2005 and 2004, there were no assets classified as loss. At December 31, 2005 there were $2,000 of assets classified as doubtful. In 2004, there were $34,000 of assets classified as doubtful. At December 31, 2005 and 2004, $1,125,000 and $653,000 of assets were classified as substandard, respectively. At December 31, 2005 and 2004, $3.1 million and $2.1 million of assets were classified as special mention, respectively. At December 31, 2005 and 2004, management established a general allowance of $128,000 and $76,000 for losses for the assets classified as substandard and $118,000 and $80,000, respectively for assets classified as special mention. At December 31, 2005 and 2004, a general allowance of $2,000 and $30,000, respectively was established for assets classified as doubtful.

         The following table sets forth the amounts of classified assets and the associated allowance at the dates indicated.

                                                                   AT DECEMBER 31,
                                       ----------------------------------------------------------------------------
                                                 2005                     2004                      2003
                                       ------------------------  -----------------------  -------------------------
                                          LOANS      ALLOWANCE      LOANS     ALLOWANCE      LOANS      ALLOWANCE
                                       -----------  -----------  -----------  ----------  -----------  ------------
                                                                    (IN THOUSANDS)
LOSS:

Residential mortgages ..............   $       --   $       --   $       --   $       --   $       --   $       --
Commercial mortgages ...............           --           --           --           --           --           --
Commercial loans ...................           --           --           --           --           --           --
Consumer ...........................           --           --           --           --           --           --
                                       -----------  -----------  -----------  ----------  -----------  ------------
DOUBTFUL:
Residential mortgages ..............           --           --           --           --           --           --
Commercial mortgages ...............           --           --           11            7           --           --
Commercial loans ...................            2            2           --           --           --           --
Consumer ...........................           --           --           23           23           --           --
                                       -----------  -----------  -----------  ----------  -----------  ------------
                                                2            2           34           30           --           --
SUBSTANDARD:
Residential mortgages ..............          425           32          250           29          319           60
Commercial mortgages ...............          312           12          345           38          476           71
Commercial loans ...................          190           42           --           --           --           --
Consumer ...........................          198           42           58            9           --           --
                                       -----------  -----------  -----------  ----------  -----------  ------------
                                            1,125          128          653           76          795          131
SPECIAL MENTION:
Residential mortgages ..............        1,357           66        1,515           74          981           56
Commercial mortgages ...............          379           --          558            6          345           17
Commercial loans ...................        1,225           44           --           --           --           --
Consumer ...........................          169            8           --           --           --           --
                                       -----------  -----------  -----------  ----------  -----------  ------------
                                            3,130          118        2,073           80        1,326           73
Total ..............................   $    4,257   $      248   $    2,760   $      186  $     2,121  $       204
                                       ===========  ===========  ===========  ==========  ===========  ============


                                                        AT DECEMBER 31,
                                       -------------------------------------------------
                                                 2002                     2001
                                       -----------------------   -----------------------
                                          LOANS     ALLOWANCE      LOANS       ALLOWANCE
                                       ----------   ----------   ----------   ----------
                                                     (IN THOUSANDS)
LOSS:

Residential mortgages ..............   $       --   $       --   $       --   $       --
Commercial mortgages ...............           --           --           --           --
Commercial loans ...................           --           --           --           --
Consumer ...........................           --           --           --           --
                                       ----------   ----------   ----------   ----------
                                               --           --           --           --
DOUBTFUL:

Residential mortgages ..............           --           --           --           --
Commercial mortgages ...............           --           --           --           --
Commercial loans ...................           --           --           --           --
Consumer ...........................           --           --           --           --
                                       ----------   ----------   ----------   ----------
                                               --           --           --           --
SUBSTANDARD:

Residential mortgages ..............          276           41          132           20
Commercial mortgages ...............          453           68          231           35
Commercial loans ...................           89           20          110           20
Consumer ...........................           --           --           --           --
                                              818          129          473           75
SPECIAL MENTION:

Residential mortgages ..............          815           61          863           32
Commercial mortgages ...............          601           30          649           32
Commercial loans ...................           --           --           --           --
Consumer ...........................           --           --           --           --
                                            1,416           91        1,512           64
Total ..............................   $    2,234   $      220   $    1,985   $      139
                                       ==========   ==========   ==========   ==========


         ALLOWANCE FOR LOAN LOSSES. At December 31, 2005, the allowance for loan losses amounted to $1.4 million or 0.9% of the total loan portfolio. Oswego County National Bank's loan portfolio consists primarily of residential mortgage, home equity, commercial mortgage loans and commercial loans and, to a lesser extent, consumer loans. Management regularly reviews the loan portfolio and makes provisions for loan losses in order to maintain the allowance at a level to cover known and inherent losses in the loan portfolio that are both probable and estimable. The allowance for loan losses consists of amounts specifically allocated to nonperforming loans and potential problem loans, if any, as well as allowances determined for each major loan category. Loan categories such as one-to-four family residential mortgages and consumer loans are generally evaluated on an aggregate or "pool" basis by applying loss factors to the current balances of the various loan categories. The loss factors are determined by management based on an evaluation of historical loss experience, delinquency trends, volume and type of lending conducted, and the impact of current economic conditions in Oswego County National Bank's market area. While Oswego County National Bank uses the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the assumptions used in making the evaluation. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require Oswego County National Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.



         The following table sets forth an analysis of our allowance for loan losses during the periods indicated.

                                                                                 AT OR FOR THE
                                                                            YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------
                                                     2005           2004           2003          2002           2001
                                                   --------       --------       --------      --------        -------
                                                                           (DOLLARS IN THOUSANDS)

Allowance for loan losses at beginning
of period ...................................        $1,352         $1,183         $1,190          $932         $1,121
                                                   --------       --------       --------      --------        -------
Charge-offs:
Residential loans ...........................            24              4             11             8             35
Commercial and industrial loans .............           118             20            115             1            318
Consumer loans ..............................           345            417            365           179             35
                                                   --------       --------       --------      --------        -------
Total charge-offs ...........................          $487           $441           $491          $188           $388
                                                   ========       ========       ========      ========        =======

Recoveries:
Residential loans ...........................            --             --             --             8             25
Commercial and industrial loans .............             7              7             10            12             17
Consumer loans ..............................             7             47             29            14             13
                                                   --------       --------       --------      --------        -------
Total recoveries ............................           $14            $54            $39           $34            $55
                                                   ========       ========       ========      ========        =======
Net charge-offs .............................           473            387            452           154            333
Provision for loan losses ...................           497            556            445           412            144
                                                   --------       --------       --------      --------        -------
Allowance for loan losses at end of period ..        $1,376         $1,352         $1,183        $1,190           $932
                                                   ========       ========       ========      ========        =======
Average loans outstanding ...................      $139,912       $124,054       $115,763      $110,534        $96,406
                                                   ========       ========       ========      ========        =======
Allowance for loan losses as a percent
of total loans outstanding ..................          0.98%          1.00%          1.00%         1.11%          0.89%
                                                   ========       ========       ========      ========        =======
Ratio of net charge=offs to average
loans outstanding ...........................          0.34%          0.31%          0.39%         0.14%          0.35%
                                                   ========       ========       ========      ========        =======


         The following table presents the allocation of our allowance for loan losses by type of loan at each of the dates indicated.

                                                                         AT DECEMBER 31,
                                   ------------------------------------------------------------------------------------------
                                              2005                            2004                           2003
                                   ---------------------------   ---------------------------    -----------------------------
                                                    LOAN                           LOAN                         LOAN
                                                 CATEGORY AS A                  CATEGORY AS A                   CATEGORY AS A
                                   AMOUNT OF      % OF TOTAL      AMOUNT OF       % OF TOTAL     AMOUNT OF       % OF TOTAL
                                   ALLOWANCE        LOANS         ALLOWANCE      TOTAL LOANS     ALLOWANCE         LOANS
                                   ---------        -----         ---------      -----------     ---------         -----

                                                                     (DOLLARS IN THOUSANDS)
Residential mortgages and home
    equity loans................   $    426          48.87%       $    350            46.16%      $    353           51.15%
Commercial mortgages............        335          25.63             429            26.41            345           21.45
Commercial loans................        323          18.45             245            18.39            167           16.58
Consumer loans..................        292           7.05             328             9.04            318           10.82
Unallocated.....................          -              -               -                -              -               -
                                   --------        -------        --------          -------       --------         -------

Total...........................   $  1,376         100.00%       $  1,352           100.00%      $  1,183          100.00%
                                   ========        =======        ========          =======       ========         =======


--------------------------------------------------------------------------------

                                                         AT DECEMBER 31,
                                    -----------------------------------------------------------
                                              2002                            2001
                                    ---------------------------    ----------------------------
                                                 LOAN CATEGORY                    LOAN CATEGORY
                                    AMOUNT OF   AS A % OF TOTAL     AMOUNT OF       AS A % OF
                                    ALLOWANCE        LOANS          ALLOWANCE      TOTAL LOANS
                                    ---------        -----          ---------      -----------
                                                     (DOLLARS IN THOUSANDS)
Residential mortgages and home
    equity loans................   $    324          57.79%     $     304             63.91%
Commercial mortgages............        309          21.01            213             14.90
Commercial loans................        152          12.09            135             13.06
Consumer loans..................        188           9.11            162              8.13
Unallocated.....................        217              -            118                 -
                                   --------        -------        -------           -------

Total...........................   $  1,190         100.00%       $   932            100.00%
                                   ========        =======        =======           =======

The above allocation is not indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends. The allocation of the reserve to each category does not restrict the use of the reserve to absorb losses in any category.

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

         At December 31, 2005, Oswego County National Bank's securities portfolio had an amortized cost of $43.8 million and a fair value of $43.6 million. Securities classified as available for sale at December 31, 2005 had a fair value of $38.2 million and an amortized cost of $38.3 million. Securities classified as held to maturity had a fair value and an amortized cost of $5.4 million. At December 31, 2005 Oswego County National Bank's securities portfolio consisted of U.S. government sponsored agency obligations, New York State municipalities, corporate securities, mortgage-backed securities and equity securities.

         Changes in the securities portfolio are the result of our continued implementation of an investment strategy to preserve tax-equivalent yields during the low interest rate environment and provide future cash flows that can be reinvested as market interest rates increase. We began implementing this strategy during 2001 with the purchase of mortgage-backed securities that will be self-liquidating and provide future funds for reinvestment at higher rates. During 2001 and 2002, we purchased mid-term municipal securities to provide yield support for the short-term portion of the securities portfolio. During 2005, we continued with this investment strategy.

         The following table presents the composition of our securities portfolio at the dates indicated.

                                                                                AT DECEMBER 31,
                                                 ----------------------------------------------------------------------------
                                                         2005                       2004                        2003
                                                 ---------------------    -----------------------     -----------------------
                                                 CARRYING   PERCENT OF    CARRYING     PERCENT OF     CARRYING     PERCENT OF
                                                  VALUE        TOTAL        VALUE         TOTAL         VALUE         TOTAL
                                                  -----        -----        -----         -----         -----         -----
                                                                           (DOLLARS IN THOUSANDS)
SECURITIES AVAILABLE FOR SALE (FAIR VALUE):
Debt securities:
   United States Government
      sponsored enterprises................      $ 3,405        8.91%     $ 4,216         8.53%       $ 3,477         6.91%
   Corporate securities....................         -           -           1,832         3.71          3,262         6.49
   Municipal securities....................       16,812       44.00       17,661        35.74         17,280        34.38
   Mortgage-backed securities..............       13,727       35.92       21,290        43.09         21,804        43.37
                                                 -------      ------      -------       ------       --------       ------
         Total debt securities.............       33,944       91.07       44,999        91.07         45,823        91.15
Equity securities..........................        4,268       11.17        4,413         8.93          4,447         8.85
                                                 -------      ------      -------       ------       --------       ------
   Total securities available for
      sale................................        38,212      100.00%      49,412       100.00%        50,270       100.00%
                                                 -------      ------      -------       ------       --------       ------

SECURITIES HELD TO MATURITY (AMORTIZED COST):
Mortgage-backed securities................       $ 5,459      100.00%     $ 6,686       100.00%        8,079        100.00%
                                                 -------      -------     -------       ------       -------        ------
    Total securities held to maturity......        5,459      100.00        6,686       100.00         8,079        100.00
                                                 -------      ------      -------       ------       -------        ------

      Total securities....................       $43,671      100.00%     $56,098       100.00%      $58,349        100.00%
                                                 =======      ======      =======       ======       =======        ======

         The following table presents information regarding the carrying value, weighted average yields on a tax equivalent basis assuming a 40% combined federal and state income tax rate and contractual maturities of our debt securities including mortgage-backed securities, at December 31, 2005. Weighted average yields are based on amortized cost.

                                                            AT DECEMBER 31, 2005
                                 -----------------------------------------------------------------------------
                                                            MORE THAN ONE YEAR TO     MORE THAN FIVE YEARS TO
                                    ONE YEAR OR LESS              FIVE YEARS                 TEN YEARS
                                 -----------------------   ------------------------   ------------------------
                                 CARRYING     WEIGHTED     CARRYING     WEIGHTED      CARRYING     WEIGHTED
                                  VALUE    AVERAGE YIELD    VALUE     AVERAGE YIELD    VALUE     AVERAGE YIELD
                                  -----    -------------    -----     -------------    -----     -------------
                                                          (DOLLARS IN THOUSANDS)
Securities available for sale
(fair value): -
     U.S. Government
        sponsored enterprises..  $     -           - %     $ 1,453         4.55%      $   988         5.75%
     Corporate securities......        -           -             -            -             -          -
     Municipal securities......        -           -         3,730         6.53         7,998         6.43
     Mortgage-backed securities    2,841         4.32        7,205         4.24         2,732         4.46
                                  ------         ----      -------         ----       -------         ----

           Total...............  $ 2,841        4.32       $11,728         5.91%      $15,541         5.62%
                                 =======        ====       =======     ========       =======     ========



Securities held to maturity
(amortized cost):
     Mortgage-backed securities  $   591        4.79%       $2,007         4.79%       $1,856         4.79%
                                   -----        -----        -----         -----        -----         -----

           Total...............  $   591        4.79%       $2,007         4.79%       $1,856         4.79%
                                 =======        =====       ======         =====       ======         =====




                                      MORE THAN TEN YEARS              TOTAL
                                    -----------------------   -----------------------
                                    CARRYING     WEIGHTED     CARRYING     WEIGHTED
                                     VALUE    AVERAGE YIELD    VALUE    AVERAGE YIELD
                                     -----    -------------    -----    -------------
Securities available for sale
(fair value): -
     U.S. Government
        sponsored enterprises..     $    964         5.51%     $ 3,405         5.17%
     Corporate securities......            -           -              -           -
     Municipal securities......        5,084         6.55       16,812         6.49
     Mortgage-backed securities          949         4.50       13,727         4.32
                                    --------         ----      -------         ----

           Total...............     $  6,997         6.13%     $33,944         5.48%
                                    ========    =========      =======     ========



Securities held to maturity
(amortized cost):
     Mortgage-backed securities     $  1,005         4.88%    $  5,459         4.81%
                                    --------        -----     --------        -----

           Total...............    $   1,005         4.88%    $  5,459         4.81%
                                   =========        =====     ========        =====

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

                                                                         AT OR FOR THE YEAR ENDED
                                                                               DECEMBER 31,
                                                      --------------------------------------------------------
                                                            2005                  2004                   2003
                                                            ----                  ----                   ----
                                                                          (DOLLARS IN THOUSANDS)
Mortgage-backed securities at beginning of period
   (amortized cost).............................      $     28,038          $     29,960           $     14,661
Purchases.......................................                 -                 8,292                 42,485
Repayments......................................            (8,441)              (10,019)               (26,705)
Premium amortization, net.......................               (80)                 (195)                  (481)

Mortgage-backed securities at end of period
   (amortized cost).............................        $   19,517            $   28,038             $   29,960
                                                        ==========            ==========             ==========
Mortgage-backed securities at end of period (fair
   value).......................................        $   19,065            $   28,032             $   29,965
                                                        ==========            ==========             ==========
Weighted average yield at end of period.........              4.32%                 4.38%                  4.04%
                                                        ==========            ==========             ==========

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

         At December 31, 2005, we had total borrowings from the Federal Home Loan Bank of New York of $21.6 million. Also available to Oswego County National Bank are overnight and one-month borrowing facilities with the Federal Home Loan Bank of New York, each in the amount of $21.6 million and a $5.0 million overnight line of credit with a commercial bank. Federal Home Loan Bank advances are collateralized by Federal Home Loan Bank stock owned by us and mortgage-backed securities with a fair value of approximately $4.5 million at December 31, 2005. In addition, the advances are collateralized by a blanket lien on Oswego County National Bank's one-to-four family mortgage loans.

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

                                                                                    FOR THE
                                                                            YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------
                                                                2005                 2004                 2003
                                                                ----                 ----                 ----
                                                                                (IN THOUSANDS)
Beginning balance................................            $  153,247           $  151,652           $  145,684
Net increase (decrease) before interest credited.                18,663                 (356)               3,859
Interest credited................................                 2,628                1,951                2,109
                                                             ----------           ----------           ----------
Net increase in deposits ........................                21,291                1,595                5,968
                                                             ----------           ----------           ----------
Ending balance...................................            $  174,538           $  153,247           $  151,652
                                                             ==========           ==========           ==========

         The following table sets forth the dollar amount of deposits in the various types of programs offered by Oswego County National Bank at the dates indicated.

                                                                           AT DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                     2005                      2004                      2003
                                              ------------------       ---------------------      ------------------
                                              AMOUNT         %         AMOUNT          %          AMOUNT          %
                                              ------         -         ------          -          ------          -
                                                                      (DOLLARS IN THOUSANDS)
Time deposits:
     0.00% - 1.49%......................    $      573       .33%    $    6,472     4.22%       $   11,293      7.45%
     1.50% - 3.99%......................        37,213     21.32         35,607    23.24            29,498     19.45
     4.00% - 5.99%......................        12,857      7.37          8,503     5.55             9,574      6.31
     6.00% - 7.99%......................           406       .23            514      .33               757       .50
                                            ----------   -------     ----------   -------       ----------    -------
         Total time deposits:...........        51,049     29.25         51,096    33.34            51,122     33.71
                                            ----------   -------     ----------   -------       ----------    -------


Transaction accounts:
     Savings deposits...................        39,432     22.59         41,756    27.25            41,986     27.69
     Money market deposits..............        43,348     24.83         21,996    14.35            24,052     15.86
       NOW                                       7,970      4.57          7,886     5.15             6,904      4.55

     Demand deposits....................        32,739     18.76         30,513    19.91            27,588     18.19
                                            ----------   -------     ----------   -------       ----------    -------
         Total transaction accounts.....       123,489     70.75        102,151    66.66           100,530     66.29
                                            ----------   -------     ----------   -------       ----------    -------
         Total deposits.................    $  174,538    100.00%    $  153,247   100.00%       $  151,652    100.00%
                                            ==========   =======     ==========   =======       ==========    =======

         The following table presents the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                      -------------------------------------------------------------------------------
                                                   2005                        2004                     2003
                                      ------------------------------   ----------------------   ---------------------
                                                        AVERAGE RATE   AVERAGE   AVERAGE RATE    AVERAGE     AVERAGE
                                      AVERAGE BALANCE       PAID       BALANCE       PAID        BALANCE    RATE PAID
                                      ---------------       ----       -------       ----        -------    ---------
                                                                   (DOLLARS IN THOUSANDS)
NOW                                       $ 7,230          0.80%       $ 7,216       0.69%     $    6,138      0.42%
Savings deposits........................   40,915          0.68         41,896       0.72          42,683      0.62
Demand deposits.........................   30,753              -        28,674           -         24,522          -
Money market deposits...................   33,069          2.07         28,296       1.19          22,965      1.15
Time deposits...........................   52,502          3.00%        50,832       2.48%         53,538      2.90%
                                         --------                       ------                 ------------
         Total deposits:...............  $164,469                      $156,914                $  149,846
                                         ========                      ========                ==========

         The following table shows the interest rate and maturity information for our time deposits at December 31, 2005.

                                                                    MATURITY DATE
                                 ---------------------------------------------------------------------------------
                                                 OVER SIX
                                 SIX MONTHS      MONTHS TO      OVER 1 TO     OVER 2 TO 3
                                  OR LESS         1 YEAR         2 YEARS         YEARS      OVER 3 YEARS     TOTAL
                                  -------         ------         -------         -----      ------------     -----
                                                               (DOLLARS IN THOUSANDS)
Amount........................   $19,885         $14,134        $11,265        $3,244        $2,521        $51,049
Average Rate..................      2.95%           3.54%          4.14%         3.60%         4.04%          3.47

         The following table sets forth the maturities of certificates of deposit with principal amounts of $100,000 or more at December 31, 2005.

MATURITY PERIOD:                                                                                   AMOUNT
                                                                                               --------------
                                                                                               (IN THOUSANDS)
Three months or less..................................................................           $   3,556
Over three months through six months..................................................               2,651
Over six months through 12 months.....................................................               3,854
Over 12 months........................................................................               5,792
                                                                                                 ---------
         Total certificates of deposit with balances of $100,000 or more..............           $  15,853
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

                                              TWELVE MONTHS ENDED          TWELVE MONTHS ENDED
                                               DECEMBER 31, 2005            DECEMBER 31, 2004
                                                 COMPARED TO                  COMPARED TO
                                               TWELVE MONTHS ENDED         TWELVE MONTHS ENDED
                                                DECEMBER 31, 2004           DECEMBER 31, 2003
                                               INCREASE/(DECREASE)         INCREASE/(DECREASE)
                                             ------------------------    ------------------------
                                                 DUE TO                     DUE TO
                                             ---------------              --------------
                                             VOLUME     RATE      NET     VOLUME    RATE      NET
                                             ------     ----      ---     ------    ----      ---
                                                              (IN THOUSANDS)
INTEREST INCOME:
  Loans ...............................     $  966    $  228     $1,194     $497    $(321)     $176
  Securities ..........................       (535)      173       (362)     364      160       524
  Federal funds sold and other ........        (23)       80         57      (57)      (6)      (63)
                                            ------      ----      -----     ----     ----      ----
    Total interest income .............        408       481        889      804     (167)      637
                                            ------      ----      -----     ----     ----      ----

INTEREST EXPENSE:
  Savings, NOW and money
    market deposits ...................         44       317        361       46       91       137
  Time deposits .......................         43       273        316      (76)    (219)     (295)
  Borrowings ..........................         70      (158)       (88)     271     (121)      150
                                            ------      ----      -----     ----     ----      ----
    Total interest expense ............        157       432        589      241     (249)       (8)
                                            ------      ----      -----     ----     ----      ----
    liabilities

Increase (decrease) in net
  interest income .....................     $  251       $49       $300     $563       82      $645
                                            ------      ----      -----     ----     ----      ----

PERSONNEL

         As of December 31, 2005, we had 101 full-time employees and 16 part-time employees. The employees are not represented by a collective bargaining unit, and we consider our relationship with our employees to be excellent.

                                   REGULATION

GENERAL

         Bridge Street Financial is a bank holding company registered under the Bank Holding Company act of 1956, as amended (the "BHCA"), and a financial holding company under the Gramm-Leach-Bliley Act (the "GLBA"), and is subject to the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Bridge Street Financial also is required to file reports with, and otherwise comply with, the rules and regulations of the SEC under the federal securities laws. As a national bank, Oswego County National Bank is subject to the regulation, examination and supervision by the Office of the Comptroller of the Currency (the "OCC"). Oswego County National Bank must file reports with the OCC concerning its activities and financial condition.

         Any change in such laws and regulations, whether by the Federal Reserve, the OCC, or through legislation, could have a material adverse impact on Bridge Street Financial and Oswego County National Bank and their operations and stockholders.

HOLDING COMPANY REGULATION

         Under current federal law, as amended by the GLBA, a bank holding company, such as Bridge Street Financial, may elect to become a financial holding company, which allows the holding company to offer customers virtually any type of service that is financial in nature or incidental thereto. In order to become a financial holding company and maintain its status as a financial holding company, the company and all of its affiliated depository institutions must be well capitalized, well-managed, and have at least a "Satisfactory" rating under the Community Reinvestment Act of 1977 (the "CRA"). If the Federal Reserve determines that a financial holding company is not well-capitalized or well-managed, the company has a period of time to come into compliance, but during the period of noncompliance, the Federal Reserve can place any limitations on the financial holding company that it believes to be appropriate. Furthermore, if the Federal Reserve determines that a financial holding company has not maintained a "Satisfactory" rating under the CRA test, the company will not be able to commence any new financial activities or acquire a company engaged in such activities, although the company will still be allowed to engage in activities closely related to banking. As part of the second step conversion, Bridge Street Financial elected to be treated as a financial holding company.

         Regulations of the Federal Reserve provide that a bank holding company must serve as a source of strength to any of its subsidiary banks and must not conduct its activities in an unsafe or unsound manner. Under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), further discussed below, a bank holding company parent of an undercapitalized subsidiary bank would be directed to guarantee, within limitations, the capital restoration plan that is required of such an undercapitalized bank if the undercapitalized bank fails to file an acceptable capital restoration plan or fails to implement an accepted plan.

         As a bank holding company, Bridge Street Financial is required to obtain the prior approval of the Federal Reserve to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve approval is required for Bridge Street Financial to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after giving effect to such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of such bank or bank holding company.

         A bank holding company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, will be equal to 10% or more of the company's consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. Such notice and approval is not required for a bank holding company that would be treated as "well capitalized" under applicable regulations of the Federal Reserve, that has received a composite "1" or "2" rating at its most recent bank holding company inspection by the Federal Reserve, and that is not the subject of any unresolved supervisory issues.

RESTRICTIONS ON ACQUISITION OF OR CHANGE IN CONTROL

         ACQUISITION OF BRIDGE STREET FINANCIAL. Under federal law, no person may acquire control of Bridge Street Financial or Oswego County National Bank without first obtaining, as summarized below, approval of such acquisition of control by the Federal Reserve. Bridge Street Financial has committed to the Office of Thrift Supervision, in connection with its conversion, that it will not be acquired for a period of three years from the date of the conversion.

         FEDERAL RESTRICTIONS. Under the federal Change in Bank Control Act (the "CIBA"), any person (including a company), or group acting in concert, seeking to acquire 10% or more of the outstanding shares of Bridge Street Financial's common stock will be required to submit prior notice to the Federal Reserve, unless the Federal Reserve has found that the acquisition of such shares will not result in a change in control of Bridge Street Financial. Under the CIBA, the Federal Reserve has 60 days within which to act on such notices, taking into consideration factors, including the financial and managerial resources of the acquiror, the convenience and needs of the communities served by Bridge Street Financial or Oswego County National Bank, and the anti-trust effects of the acquisition. Under the BHCA, any company would be required to obtain prior approval from the Federal Reserve before it may obtain "control," within the meaning of the BHCA, of Bridge Street Financial. The term "control" is defined generally under the BHCA to mean the ownership or power to vote 25% more of any class of voting securities of an institution or the ability to control in any manner the election of a majority of the institution's directors. An existing bank holding company would require Federal Reserve approval prior to acquiring more than 5% of any class of voting stock of Bridge Street Financial.

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

CAPITAL REQUIREMENTS

         Each of the federal banking agencies, including the Federal Reserve and the OCC, have issued substantially similar risk-based and leverage capital guidelines applicable to the banking organizations they supervise.

         Under the risk-based capital requirements Bridge Street Financial and Oswego County National Bank are generally required to maintain "total capital" equal to at least 8% of total risk-weighted assets. For purposes of the risk-based capital requirement, "total capital" means Tier 1 capital plus "Tier 2 capital," provided that the amount of Tier 2 capital may not exceed the amount of Tier 1 capital, less certain assets. The components of Tier 1 capital include common shareholders' equity excluding unrealized gains or losses on cash flow hedges, net of deferred income taxes; plus certain mandatorily redeemable capital securities, less nonqualifying intangible assets net of applicable deferred income taxes, and certain nonfinancial equity investments. The components of Tier 2 capital include certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.

         The minimum leverage capital requirements established by the federal banking agencies, including the Federal Reserve and the OCC, provide that institutions that meet certain criteria, including excellent asset quality, high liquidity, low interest rate exposure and good earnings, and that have received the highest regulatory rating must maintain a ratio of Tier 1 capital to total adjusted average assets of at least 3%. Institutions not meeting these criteria, as well as institutions with supervisory, financial or operational weaknesses, are required to maintain a minimum Tier 1 capital to total adjusted assets ratio equal to 4% to 5%, depending upon the level and nature of risks of their operations.

         As of December 31, 2005, Bridge Street Financial had, on a consolidated basis, a Tier 1 ratio of 15.3%, a total risk-based capital ratio of 16.2% and a Tier 1 leverage ratio of 10.3%. As of December 31, 2005, Oswego County National Bank had a Tier 1 ratio of 12.1%, a total risk-based capital ratio of 13.1% and a Tier 1 leverage ratio of 8.0%.

         Pursuant to the FDICIA, the federal banking agencies, including the Federal Reserve and the OCC, are required to take "prompt corrective action" in respect of depository institutions and their bank holding companies that do not meet minimum capital requirements. The regulations establish five categories, consisting of "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Bridge Street Financial and Oswego County National Bank are considered "well-capitalized." Federal law requires the federal banking agencies to implement systems for "prompt corrective action" for institutions that fail to meet minimum capital requirements within the five capital categories. The severity of the action authorized or required to be taken under the prompt corrective action regulations increases as an institution's capital decreases within the three undercapitalized categories.

         In addition to the prompt corrective action directives, failure to meet capital guidelines can subject a banking organization to a variety of other enforcement remedies, including additional substantial restrictions on its operations and activities, termination of deposit insurance by the Federal Deposit Insurance Corporation (the "FDIC") and, under certain conditions, the appointment of a conservator or receiver.

LIMITATIONS ON DIVIDENDS AND OTHER CAPITAL DISTRIBUTIONS

         As a bank holding company, Bridge Street Financial must serve as a source of strength to Oswego County National Bank. Pursuant to the prompt corrective action provisions of the FDICIA and the regulations of the Federal Reserve, the Federal Reserve may prohibit a bank holding company, such as Bridge Street Financial, from paying a dividend or making any other form of capital distribution without the prior approval of the Federal Reserve if its subsidiary bank is undercapitalized.

         Oswego County National Bank's ability to pay dividends is governed by the National Bank Act (the "NBA") and OCC regulations. Under such statute and regulations, all dividends by a national bank must be paid out of current or retained net profits. The NBA further restricts the payment of dividends out of net profits by prohibiting a national bank from declaring a cash dividend on its shares of common stock until the surplus fund equals the amount of capital stock or, if the surplus fund does not equal the amount of capital stock, until one-tenth of the bank's net profits for the preceding half year in the case of quarterly or semi-annual dividends, or the preceding two half-year periods in the case of annual dividends, are transferred to the surplus fund. In addition, the prior approval of the OCC is required for the payment of a dividend if the total of all dividends declared by a national bank in any calendar year would exceed the total of its net profits for the year combined with its net profits for the two preceding years, less any required transfers to surplus or a fund for the retirement of any preferred stock.

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

DEPOSIT INSURANCE ASSESSMENTS

         The deposits of Oswego County National Bank are insured by the FDIC up to the limits set forth under applicable law. The deposits of the Bank are subject to the deposit insurance assessments of the Bank Insurance Fun ("BIF") of the FDIC. The FDIC imposes a risk-based deposit premium assessment system, based in part of an insured institution's capital classification under the prompt corrective actions provisions, and whether the institution is considered by its supervisory agency to be financially sound or to have supervisory concerns. The assessments are set forth in schedules issued by the FDIC that specify, at semi-annual intervals, target reserve ratios designed to maintain the reserve ratio of the BIF and Savings Association Insurance Fund (the "SAIF") funds at 1.25% of their estimated insured deposits. The assessments imposed on all FDIC deposits for deposit insurance have an effective rate ranging from 0 to 27 basis points per $100 of assessable deposits, depending on the institution's capital position and other supervisory factors. In addition, both SAIF-insured and BIF-insured deposits have been required to pay a pro rata portion of the interest due on the obligations issued by the Financing Corporation ("FICO") to fund the closing and disposal of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2005, the FDIC assessed BIF-insured and SAIF insured deposits at 1.34 basis points per $100.00 of deposits to cover those obligations. At December 31, 2005, Oswego County National Bank's assessment was limited to that 1.34 basis point obligation. Any increase in insurance assessments could have an adverse effect on the earnings of insured institutions, including Oswego County National Bank.

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

OTHER SAFETY AND SOUNDNESS STANDARDS

         The federal banking agencies, including the Federal Reserve and the OCC, have extensive enforcement authority over all the institutions they supervise. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations as well as unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including the filing of misleading or untimely reports. Except under certain circumstances, public disclosure of final enforcement actions is required.

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

TRANSACTIONS WITH AFFILIATES

         Oswego County National Bank's authority to engage in transactions with its "affiliates" is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation, Regulation W. In general, these transactions must be on terms which are as favorable to Oswego County National Bank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of Oswego County National Bank's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from Oswego County National Bank.

CONSUMER PROTECTION LAWS

         In connection with its lending and leasing activities, Oswego County National Bank is subject to a number of federal laws designed to promote lending to various sectors of the economy and population. These laws include, but are not limited to, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Home Mortgage Disclosure Act and the Real Estate Settlement Procedures Act.

         Federal law currently contains extensive customer privacy protection provisions. Under these provisions, a financial institution must provide to its customers, at the inception of the customer relationship and annually thereafter, the institution's policies and procedures regarding the handling of customers' nonpublic personal financial information. These provisions also provide that, except for certain limited exceptions, an institution may not provide such personal information to unaffiliated third parties unless the institution discloses to the customer that such information may be so provided and the customer is given the opportunity to opt out of such disclosures.

         Under the CRA, any insured depository institution, including Oswego County National Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. Rather, the CRA requires an institution's primary federal regulator, in this case the OCC, in connection with its examination of a national bank, to assess the institution's record of meeting the credit needs of its community. Institutions are assigned one of four ratings: "Outstanding," "Satisfactory," "Needs to Improve" or "Substantial Noncompliance." This assessment is taken into account by the federal banking agencies in the evaluation of certain applications by such institution, including applications for additional branches and acquisitions. The CRA record of each subsidiary bank of a financial holding company, such as Bridge Street Financial, also is assessed by the Federal Reserve in connection with any acquisition or merger application. Oswego County National Bank received a "Needs to Improve" rating following its latest CRA examination.

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

         While we have incurred additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, to date such compliance has not had a material impact on our results of operations or financial condition.


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

         CORPORATE ALTERNATIVE MINIMUM TAX. Bridge Street Financial and Oswego County National Bank are subject to the corporate alternative minimum tax to the extent it exceeds regular income tax for the year. The alternative minimum tax will be imposed at a rate of 20% of a specially computed tax base. Included in this base are a number of preference items, an "adjusted current earnings" computation which is similar to a tax earnings and profits computation and includes tax exempt municipal income and increases in the cash surrender value of bank-owned life insurance. Bridge Street Financial was subject to a tax on alternative minimum taxable income for the years ended December 31, 2005 and 2004.

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2005, Bridge Street Financial, Inc. had no net operating loss carryforwards for federal income tax purposes.

NEW YORK STATE TAXATION.

         Bridge Street Financial and Oswego County National Bank report income on a combined calendar year basis to New York State. New York State Franchise Tax on corporations is imposed in an amount equal to the greater of (a) 7.5% for 2005 of Oswego County National Bank's "entire net income" allocable to New York State during the year, or (b) the alternative minimum tax. The alternative minimum tax is generally the greatest of (i) 3% of "alternative entire net income" allocable to New York State (ii) 0.01% of the average value of assets allocable to New York State or (iii) nominal minimum tax. Entire net income is based on federal taxable income, subject to certain modifications. Alternative entire net income is equal to net income with certain modifications.

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

DELAWARE TAXATION

         As a Delaware holding company not earning income in Delaware, Bridge Street Financial is be exempt from Delaware corporate income tax but will be required to file an annual report with and pay an annual franchise tax to the State of Delaware.



ITEM 1A. RISK FACTORS

         CONSUMER, COMMERCIAL AND COMMERCIAL REAL ESTATE LENDING INCREASE CREDIT RISK BECAUSE OF THE HIGHER RISK THAT THE LOANS WILL NOT BE REPAID. Oswego County National Bank originates commercial loans, commercial mortgage loans, consumer loans and residential mortgage loans primarily within its market area. At December 31, 2005, commercial loans, commercial mortgage loans and consumer loans comprised 18.5%, 25.6% and 7.1%, respectively of Oswego County National Bank's loan portfolio. Consumer, commercial and commercial mortgage loans generally expose a lender to greater credit risk than loans secured by residential real estate. These loans have higher risks than loans secured by residential real estate for the following reasons:

         o Commercial Loans. Repayment is generally dependent upon the successful operation of the borrower's business.

         o Commercial Mortgage Loans. Repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

         o Consumer Loans. Consumer loans (such as personal lines of credit) are collateralized, if at all, with assets that may not provide an adequate source of payment of the loan due to depreciation, damage or loss.

         Any downturn in the real estate market or local economy could adversely affect the value of the properties securing the loans or revenues from the borrower's business, thereby increasing the risk of non-performing loans.

         IF OUR ALLOWANCE FOR LOAN LOSSES IS NOT SUFFICIENT TO COVER ACTUAL LOAN LOSSES, OUR EARNINGS COULD DECREASE. Our loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We therefore may experience significant loan losses, which could have a material adverse effect on our operating results.

         Material additions to our allowance for loan losses also would materially decrease our net income, and the charge-off of loans may cause us to increase the allowance. We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of the allowance for loan losses. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance.

         CHANGES IN INTEREST RATES COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. Our profitability, like that of most financial institutions, depends substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Increases in interest rates may decrease loan demand and make it more difficult for borrowers to repay adjustable rate loans. In addition, as market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which will result in a decrease of our net interest income.

         We also are subject to reinvestment risk associated with changes in interest rates. Changes in interest rates may affect the average life of loans and mortgage-related securities. Decreases in interest rates can result in increased prepayments of loans and mortgage-related securities as borrowers refinance to reduce borrowing costs. Under these circumstances, we are subject to reinvestment risk to the extent that we are unable to reinvest the cash received from such prepayments at rates that are comparable to the rates on existing loans and securities.

         OUR RETURN ON EQUITY IS LOW COMPARED TO OTHER COMPANIES. Net earnings divided by average equity, known as "return on equity," is a ratio many investors use to compare the performance of a financial institution to its peers. Our return on average equity amounted to 4.25% and 3.54% in 2005 and 2004 respectively. We expect our return on equity to remain low as we attempt to increase net earnings. Until we can increase our net interest income and other income, we expect our return on equity to be below the industry average, which may negatively impact the value of our stock.

         BECAUSE OSWEGO COUNTY NATIONAL BANK'S LOANS ARE CONCENTRATED IN A SMALL GEOGRAPHICAL AREA, DOWNTURNS IN ITS LOCAL ECONOMY MAY AFFECT ITS PROFITABILITY AND FUTURE GROWTH POSSIBILITIES. Our current market area is principally located in Oswego County and Onondaga County in New York. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand our market area. A downturn in our local economy may limit funds available for deposit and may negatively affect our borrowers' ability to repay their loans on a timely basis, both of which could have an impact on our profitability.

         Oswego County and Onondaga County had a combined population of approximately 581,000 as of 2005, with Oswego County containing 123,000 residents or 21% of the total. Oswego County has been historically and continues to have a large concentration of employment in electrical power generation and other industrial employment. The local employment base has been diversified to a substantial extent from prior years as services, wholesale/retail trade and government are all major employers. While the local economy has been stable in recent years, it has not enjoyed the better economic conditions experienced in other parts of the nation.

         Unemployment in Onondaga County, has been lower than the national average at 4.2% compared to the 2005 national annual average of 5.1%. Median household income and the total number of households in Onondaga County have increased 2.7% and 0.1% respectively from 1990 to 2001 and 2.2% and 0.7% in Oswego County. While Oswego County's median household income has increased, it is lower than the national average.

         WE DEPEND ON OUR EXECUTIVE OFFICERS AND KEY PERSONNEL TO CONTINUE THE IMPLEMENTATION OF OUR LONG-TERM BUSINESS STRATEGY AND COULD BE HARMED BY THE LOSS OF THEIR SERVICES. We believe that our continued growth and future success will depend in large part upon the skills of our management team. The competition for qualified personnel in the financial services industry is intense, and the loss of our key personnel or an inability to continue to attract, retain and motivate key personnel could adversely affect our business. We cannot assure you that we will be able to retain our existing key personnel or attract additional qualified personnel. Although we have employment agreements with our President and Chief Executive Officer, the loss of the services of one or more of our executive officers and key personnel could impair our ability to continue to develop our business strategy.

         WE OPERATE IN A HIGHLY REGULATED ENVIRONMENT, AND CHANGES IN LAWS AND REGULATIONS TO WHICH WE ARE SUBJECT MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS. Oswego County National Bank is subject to extensive regulation, supervision and examination by the Office of the Comptroller of the Currency (the "OCC"), as its primary federal regulator, and by the Federal Deposit Insurance Corporation (the "FDIC") as the insurer of its deposits up to certain limits. In addition, the Federal Reserve Board regulates and oversees Bridge Street Financial. We also belong to the Federal Home Loan Bank System and, as a member of such system, we are subject to certain limited regulations promulgated by the Federal Home Loan Bank of New York. This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC's insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution's allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. Any change in the laws or regulations applicable to us, or in banking regulators' supervisory policies or examination procedures, whether by the OCC, the FDIC, the Federal Reserve Board, other state or federal regulators, or the United States Congress could have a material adverse effect on our business, financial condition, results of operations and cash flows.

         COMPETITION IN OUR PRIMARY MARKET AREA MAY REDUCE OUR ABILITY TO ATTRACT AND RETAIN DEPOSITS AND ORIGINATE LOANS. We operate in a competitive market for both attracting deposits, which is our primary source of funds, and originating loans. Historically, our most direct competition for savings deposits has come from commercial banks, savings banks, co-operative banks and credit unions in our primary market area. Particularly in times of extremely low or extremely high interest rates, we have faced additional significant competition for investors' funds from short-term money market funds and other corporate and government securities funds and from brokerage firms and insurance companies. Our competition for loans comes principally from commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, insurance companies and brokerage and investment banking firms. Such competition for the origination of loans may limit our future growth and earnings prospects. Competition for loan originations and deposits may limit our future growth and earnings prospects.

         OUR CERTIFICATE OF INCORPORATION, BYLAWS AND CERTAIN LAWS AND REGULATIONS MAY PREVENT TRANSACTIONS YOU MIGHT FAVOR, INCLUDING A SALE OR MERGER OF BRIDGE STREET FINANCIAL. Provisions of our certificate of incorporation and bylaws and applicable provisions of Delaware and federal law and regulations may delay, inhibit or prevent an organization or person from gaining control of Bridge Street Financial through a tender offer, business combination, proxy contest or some other method even though some of our stockholders might believe a change in control is desirable. In addition, only the Chairperson of the Board, President or three-fourths of the board of directors of Bridge Street Financial may call a special meeting of shareholders. Therefore, as a shareholder of Bridge Street Financial, you will not be able to call a special meeting of shareholders to consider a tender offer, business combination or other transaction.

         In addition, for three years following the second-step conversion, Office of Thrift Supervision regulations prohibit any person from acquiring or offering to acquire more than 10% of our common stock without the prior written approval of the Office of Thrift Supervision. There are limited exceptions to this prohibition. Although Oswego County National Bank has converted to a national bank, the national bank continues to be subject to these restrictions under the supervision of the Office of the Comptroller of the Currency and the Federal Reserve Board.

         WE MAY NOT BE ABLE TO PAY DIVIDENDS IN THE FUTURE IN ACCORDANCE WITH PAST PRACTICE. We pay a quarterly dividend to stockholders. However, we are dependent primarily upon Oswego County National Bank for our earnings and funds to pay dividends on our common stock. The payment of dividends also is subject to legal and regulatory restrictions. Any payment of dividends in the future will depend, in large part, on Oswego County National Bank's earnings, capital requirements, financial condition and other factors considered relevant by our Board of Directors.



ITEM 1B. UNRESOLVED STAFF COMMENTS

         Not Applicable.

ITEM 2.  PROPERTIES

         We conduct our business through our executive offices and seven other banking offices in our primary market area. The properties are owned or leased by us and are listed below:

                                                                                         NET BOOK
                                                                        LEASE            VALUE AT
                                                                      EXPIRATION         DECEMBER       DEPOSITS AT
                                                  OWNED OR LEASED        DATE            31, 2005     DECEMBER 31, 200
                                                  ---------------  --------------       ----------    ----------------
EXECUTIVE OFFICE:                                                                              (IN THOUSANDS)
   300 State Route 104
   Oswego, New York 13126 ......................          Owned                -         $   3,717           $    -
BRANCH OFFICES:
   4879 North Jefferson Street
   Pulaski, New York 13142......................          Owned                -               565            39,302
   1930 State Route 3
   Fulton, New York 13069.......................          Owned                -               107            15,504
   State Route 104 East
   Oswego, New York 13126.......................         Leased     June 30,2006                92             6,884
   30 West Utica Street
   Oswego, New York 13126.......................          Owned                -               941            80,870
   700 Main Street
   N. Syracuse, New York 13212..................          Owned                -               533            21,486
   7799 Oswego Road
   Liverpool, New York 13090....................          Owned                -               939             6,526
   9556 Brewerton  Road
   Brewerton, New York 13029....................          Owned                -             1,289             3,966

ITEM 3.  LEGAL PROCEEDINGS

         We are involved in routine legal proceedings occurring in the ordinary course of business which, in the aggregate, are expected to be resolved for amounts that would not be material to our financial condition or results of operations.

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND I SSUED PURCHASES OF EQUITY SECURITES

         Our common stock is listed on the Nasdaq SmallCap Market under the symbol "OCNB." At March 21, 2005, there were 2,309,179 shares of common stock issued and outstanding, and there were approximately 974 holders of record, not including the number of persons or entities whose stock is held in "street" name through various brokerage firms and banks.

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

STOCK REPURCHASE PROGRAM

         In January of 2004 the Board of Directors of Bridge Street Financial approved a stock repurchase plan. Under this plan, the Company may repurchase up to 128,900 shares of common stock, or 5% of its outstanding shares. On April 24, 2005, the Company announced the commencement of an additional stock repurchase plan under which the Company may purchase up to 255,900 additional shares of common stock, or 10% of the outstanding shares. The plans will be in effect until the Stock Repurchase Plans are complete. The repurchases may be made from time to time at the discretion of management of the Company. As of March 21, 2006 the Company has purchased 384,040 shares at an average price of $16.58 per share under these plans.

The Company made no repurchases of the Company's stock during the fourth quarter of 2005.

ITEM 6.  SELECTED FINANCIAL DATA

         The summary information presented below at or for each of the five years in the period ended December 31, 2005 is derived in part from and should be read in conjunction with the consolidated financial statements of Bridge Street Financial and the notes thereto presented elsewhere in this report.


                                                                      AT DECEMBER 31,
                                          -------------------------------------------------------------------
                                             2005        2004            2003           2002           2001
                                          ---------    ---------      ---------       ---------     ---------
                                                                  (DOLLARS IN THOUSANDS)

SELECTED FINANCIAL CONDITION
-----------------------------------
    DATA:
    Total assets....................     $ 228,504    $ 218,875      $ 210,652      $ 194,923      $ 162,985
    Cash and due from banks.........        12,000        7,956         15,272         32,827          6,478
    Securities available for sale...        38,212       49,412         50,270         39,682         41,160
    Securities held to maturity.....         5,459        6,686          8,079              -              -
    Loans, net......................       147,751      133,199        117,584        106,403        103,917
    Deposits........................       174,538      153,247        151,652        145,684        129,183
    Borrowings......................        22,120       29,752         23,250         13,700         14,874
    Stockholders' equity............        26,147       31,246         31,288         16,936         15,817


                                                           AT OR FOR THE YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------------------
                                             2005        2004            2003           2002          2001
                                          ---------    ---------      ---------       ---------     ---------
                                                       (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

SELECTED OPERATING DATA:
    Total interest income...........       $10,802      $ 9,948        $ 9,344        $ 9,752        $10,011
    Total interest expense..........         3,598        3,009          3,017          3,820          4,700
                                             -----      -------        -------        -------        -------
    Net interest income.............         7,204        6,939          6,327          5,932          5,311
    Provision for loan losses.......           497          556            445            412            144
                                               ---      -------        -------        -------        -------
    Net interest income after
       provision for loan losses....         6,707        6,383          5,882          5,520          5,167
    Total noninterest income........         5,057        3,392          3,437          2,810          2,005
    Total noninterest expense.......        10,404        8,526          8,422          7,068          5,750
                                            ------      -------        -------        -------        -------
    Income before income taxes......         1,360        1,249            897          1,262          1,422
    Income tax expense..............           177          140             66            177            297
                                               ---      -------        -------        -------        -------
       Net income...................       $ 1,183      $ 1,109        $   831        $ 1,085        $ 1,125
                                           =======      =======        =======        =======        =======

PER SHARE DATA:
    Basic income per share..........       $   .50      $   .43        $   .32        $   .43        $   .45
    Diluted income per share........           .49          .42            .31            .42            .44
    Cash dividends per share........       $   .29      $   .19        $   .16        $   .14        $   .10
    Dividend payout ratio(1)........            59%          44%            50%            44%            22%
    Book value per share............       $ 11.59      $ 12.26        $ 12.14        $  6.63        $  6.24

-----------------
(1) Dividend payout ratio is calculated by dividing the cash dividend per share by basic income per share.

                                                       AT OR FOR THE YEAR ENDED DECEMBER 31,
                                              2005          2004           2003          2002          2001
SELECTED FINANCIAL RATIOS AND
OTHER DATA (1):
   PERFORMANCE RATIOS:
     Return on average assets.............    0.53%        0.51%          0.41%          0.63%         0.75%
     Return on average equity.............    4.25         3.54           2.67           6.57          7.33
     Average equity to average assets.....   12.51        14.56          15.47           9.56         10.20
     Equity to assets at end of              11.44
     period...............................                14.33          14.86           8.69          9.70
     Average interest rate spread.........    3.63         3.57           3.40           3.72          3.55
     Net interest margin(2)...............    4.03         3.97           3.83           4.13          4.11
     Average interest earning assets
     to average interest bearing
     liabilities..........................  121.58       124.98         125.67         116.63        116.23
     Total noninterest expense to
     average assets.......................    4.68         4.02           4.23           4.09          3.82
      Efficiency ratio(3).................   81.22        78.76          82.93          77.82         76.54
   REGULATORY CAPITAL RATIOS:
     Tangible capital.....................    10.3         14.0           15.2            9.5          10.2
     Core capital.........................    15.3         22.1           24.0           13.6          14.8
     Risk-based capital...................    16.2         23.1           24.9           14.6          15.7
   ASSET QUALITY RATIOS:
     Nonperforming loans as a percent
       of total loans.....................    0.69         0.78           0.71           0.89          0.93
     Nonperforming assets as a
       percent of total assets............    0.45         0.49           0.46           0.49          0.60
     Allowance for loan losses as a
       percent of total loans.............    0.92         1.00           1.00           1.11          0.89
     Allowance for loan losses as
       percent of nonperforming assets....  133.30%      128.15%        140.00%        124.35%        95.69%
   NUMBER OF:
        Banking offices...................       8            8              8              7             6
        Full-time equivalent employees....     110           84             86             75            67

-----------------
(1) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios.
(2) Net interest margin represents net interest income as a percentage of average interest earning assets.
(3) The efficiency ratio represents the ratio of operating expenses divided by the sum of tax equivalent net interest income and noninterest income less gains and losses on sale of securities.


                                                            2005                                             2004
                                           ---------------------------------------         -----------------------------------------
                                           Fourth     Third      Second      First         Fourth     Third      Second      First
                                           ------     -----      ------      -----         ------     -----      ------      -----
                                                                (In thousands except share and per share data)
Unaudited
Selected Quarterly Data:

Interest income                             $2,851     $2,760     $2,660      $2,530        $2,560     $2,523     $2,458      $2,407
Interest expense                             1,047        928        821         801           772        772        753         712
                                            ------     ------     ------      ------        ------     ------     ------      ------

      Net interest income                    1,804      1,832      1,839       1,729         1,788      1,751      1,705       1,695
Provision for loan losses                      119        136        126         116           154        151        161          90
                                            ------     ------     ------      ------        ------     ------     ------      ------

      Net interest income after
          provision for loan losses          1,685      1,696      1,713       1,613         1,634      1,600      1,544       1,605

Noninterest income                           1,495      1,250      1,296       1,016           804        834        909         845
Noninterest expense                          2,725      2,681      2,604       2,394         2,096      2,092      2,069       2,269
                                            ------     ------     ------      ------        ------     ------     ------      ------

Income before income tax expense               455        265        405         235           342        342        384         181

Income tax expense (benefit)                    79        (13)        66          45            41         37         42          20
                                            ------     ------     ------      ------        ------     ------     ------      ------

          Net income                        $  376     $  278     $  339      $  190        $  301     $  305     $  342      $  161
                                            ======     ======     ======      ======        ======     ======     ======      ======


Earnings per share:
          Basic                             $ 0.17     $ 0.12     $ 0.14      $ 0.08        $ 0.12     $ 0.12     $ 0.13      $ 0.08
          Diluted                             0.16       0.12       0.14        0.07          0.12       0.12       0.13        0.07

Market price   (NASDAQ: OCNB):
          High                              $18.89     $18.37     $17.60      $18.70        $19.01     $15.90     $15.45      $16.20
          Low                                17.73      17.50      15.85       17.50         14.91      13.55      13.65       14.50
          Close                              18.75      17.85      17.60       17.80         18.70      15.12      13.66       15.20

Cash Dividend per share                     $ 0.08     $ 0.07     $ 0.07      $ 0.07        $ 0.05     $ 0.05     $ 0.05      $ 0.04



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         Bridge Street Financial is a community-oriented financial institution which provides traditional banking services for individuals, small-to-medium size businesses and municipalities through its wholly owned subsidiary Oswego County National Bank and insurance products through its wholly owned subsidiary Ladd's Insurance Agency, Inc. The Company operates seven branch banks and two insurance offices in Oswego, Onondaga and Cayuga counties of New York State.

         During 2005, the Company achieved earnings improvement, deposit and loan growth and added a new line of business with the acquisition Ladd's Insurance Agency, Inc. Additionally, during 2005, the Company reduced shareholders' equity by 16.3% primarily as a result of stock repurchase programs.

         Bridge Street Financial increased total assets by $9.6 million or 4.4% to $228.5 million for the year ended December 31, 2005. The increase in total assets was primarily due to increases in loans and the Ladd's Insurance Company acquisition which were partially offset by a reduction in securities. The Company increased deposits by $21.3 million and reduced securities $12.4 million. The funds provided by the increase in deposits and a reduction of securities were used to fund a $14.6 million increase in loans, to purchase Ladd's for $1.8 million and provide $5.4 million of funds for the repurchase of stock.

         Bridge Street Financial's net income was $1,183,000 for the year ended December 31, 2005 compared to net income of $1,109,000 for the year ended December 31, 2004. For the year ended December 31, 2005 compared to the year ended December 31, 2004, net interest income increased $265,000, noninterest income increased $1,665,000 and the provision for loan losses decreased $59,000, which were partially offset by an increase in noninterest expenses of $1,878,000, and an increase in income tax expense of $37,000. During the year ended December 31, 2005, Bridge Street Financial's increase in net interest income was the result of a 6 basis point improvement in net interest margin and increases in average interest earning assets. The increase in noninterest expense was primarily due to increased cost for salaries and benefits, occupancy and equipment costs. A significant portion of the increase in noninterest income and noninterest expense was attributable to Ladd's. Ladd's operations contributed $1.8 million in noninterest income and $1.4 million in noninterest expense.

         Bridge Street Financial and Oswego County National Bank are subject to regulatory capital requirements administered by Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve Board ("FRB"). At December 31, 2005, the Company exceeded minimum capital requirements of the agencies and also exceeded levels established for banks considered well capitalized by regulators. Bridge Street Financial's liquidity, represented by cash, cash equivalents, securities available for sale and potential borrowings, is a product of its operating, investing and financing activities. The primary sources of funds are deposits and borrowings; payment of outstanding loans, securities and other short-term investments; and funds provided from operations. The Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. The Company also utilizes borrowings to fund a portion of its asset growth. At December 31, 2005, the Company had borrowings from the Federal Home Loan Bank of New York "FHLB-NY" of $21.6 million and other borrowings and capitalized leases of $345,000. Also, available to the Company are overnight and one-month borrowing facilities with the FHLB-NY each in the amount of $21.9 million, an overnight plus line of $4.6 million with the FHLB-NY and a $5.0 million overnight line of credit with a commercial bank. It is anticipated that the Company will continue to have sufficient deposit funds and available borrowings to meet its funding needs.

GENERAL

         Bridge Street Financial's results of operations depend primarily on net interest income, which is the difference between income on interest-earning assets and expense on interest-bearing deposits and borrowings. Interest-earning assets principally consist of loans and securities. Bridge Street Financial's results of operations also are affected by the provision for losses on loans; the level of its noninterest income, consisting primarily of service charges; its noninterest expenses, including compensation and benefits, occupancy and equipment expense, data processing and other expenses; and its income tax expense. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities.


CRITICAL ACCOUNTING POLICIES

         The accounting and reporting policies of Bridge Street Financial conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. Bridge Street Financial utilizes the accrual method of accounting for financial reporting purposes.

         Our most critical accounting policy is our policy regarding the provision for loan losses and related allowance for loan losses. Bridge Street Financial's provision for loan losses charged to operations is based upon management's evaluation of the loan portfolio. The allowance for loan losses is maintained at a level that management believes, to the best of its knowledge, is at a level at each reporting date, to cover known and inherent losses in the loan portfolio that are both probable and reasonably estimable. Management's judgment is based upon, but not limited to, periodic evaluation of the portfolio, past loss experience and current economic conditions. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review Bridge Street Financial's allowance for loan losses. Such agencies may require Bridge Street Financial to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

         Interest income on loans, securities and other interest-earning assets is accrued monthly unless management considers the collection of interest to be doubtful. When loans are placed on nonaccrual status (contractually past due 90 days or more), unpaid interest is reversed by charging interest income. Interest payments received on nonaccrual loans, including impaired loans, are recognized as income unless future collections are doubtful. Loans are returned to accrual status when collectibility is no longer considered doubtful (generally, when all payments have been brought current). Interest expense on deposits, borrowings and other interest-bearing liabilities is accrued monthly.

FINANCIAL CONDITION

         Bridge Street Financial increased total assets by $9.6 million or 4.4% to $228.5 million for the year ended December 31, 2005. The increase in total assets was primarily due to increases in loans and the Ladd's Insurance Company acquisition which were partially offset by a reduction in securities. The Company increased deposits by $21.3 million and reduced securities $12.4 million. The funds provided by the increase in deposits and reduction of securities were used to fund a $14.6 million increase in loans, to purchase of Ladd's Insurance Agency for $1.8 million and provide $5.4 million of funds for the repurchase of stock.

         Total securities decreased $12.4 million or 22.1% to $43.7 million at December 31, 2005 compared to $56.1 million at December 31, 2004. The decrease in securities resulted from the Company's use of securities proceeds from mortgage-backed securities and corporate securities to fund loans and provide funding for the reduction of borrowings. During 2005, investments in available for sale U.S. Government sponsored enterprises obligations decreased $0.8 million, municipal securities decreased by $0.8 million, mortgage-backed securities available for sale decreased by $7.6 million and investments in corporate securities decreased by $1.8 million. Mortgage-backed securities held to maturity decreased $1.2 million during the twelve-month period ended December 31, 2005. The decrease in investments in mortgage-backed securities is the result of the Company's continued implementation of an investment strategy to provide future cash flows that can be reinvested in loans or reinvested in longer term securities as market rates cycle upward.

            The following table sets forth Bridge Street Financial's investment securities at the dates indicated.


                                                                   December 31,          December 31,
                                                                     2005                   2004
                                                                 -----------            -----------
                                                                    (In thousands)
     Securities available for sale (fair value)
U.S. Government sponsored enterprises                            $     3,405                 4,216
Municipal securities                                                  16,812                17,661
Corporate  securities                                                      -                 1,832
Mortgage-backed securities                                            13,727                21,290
Other equity securities                                                4,268                 4,413
                                                                 -----------            -----------

                          Total securities                       $    38,212                49,412


     Securities held to maturity (amortized cost)
Mortgage-backed securities                                       $     5,459                 6,686


           Loans increased by $14.6 million or 10.8% to $149.1 million at December 31, 2005 from $134.6 million at December 31, 2004. Commercial mortgages and commercial loans increased $5.5 million, or 9.1%, to $65.7 million at December 31, 2005 from $60.3 million at December 31, 2004. The increase in commercial mortgages and commercial loans is the result of the Company's strategic plan to expand the commercial loan portfolio. Residential mortgages increased $11.1 million to $73.2 million at December 31, 2005 as compared to $62.1 million at December 31, 2004. The increase in residential mortgage loans is due to customer preference of funding mortgage needs with adjustable rate mortgages which are retained by the Company in the loan portfolio. During 2005, the Company continued to sell fixed rate loans in the secondary market. Consumer loans decreased $2.0 million to $10.2 million at December 31, 2005 compared to $12.2 million at December 31, 2004. The decrease in consumer loans is primarily the result of a Company's decision to reduce consumer loans used to finance manufactured homes.

            The following summarizes the composition of the loan portfolio by type of loan at the dates indicated.

                                 December 31,            December 31,
Loans                                 2005                   2004
-----                               -------                -------
                                            (In thousands)
Residential mortgage
  and home equity                    73,206                 62,102
Commercial mortgage                  38,179                 35,535
Commercial                           27,558                 24,743
Consumer                             10,184                 12,171
                                    -------                -------
                                    149,127                134,551
                                    =======                =======

             In addition to the previously mentioned loan balances, the Company had $269,000 of loans held for sale on December 31, 2005. The loans held for sale consisted of fixed rate residential mortgages and are carried at the lower of cost or market value.

             Bridge Street Financial's premises and equipment increased $0.3 million to $9.0 million at December 31, 2005 as compared to $8.7 million at December 31, 2004. The increase in premises and equipment is primarily the result of the Company's renovation of a branch location and other replacement in kind expenditures.

            Goodwill and other intangible assets, net increased $2.8 million to $3.1 million at December 31, 2005 compared to $318,000 at December 31, 2004. The increase in goodwill and other intangible assets, net resulted from the acquisition of the Ladd's Insurance Agency, Inc.

            Bridge Street Financial's deposits increased by $21.3 million or 13.9% to $174.5 million at December 31, 2005 from $153.2 million at December 31, 2004. Demand deposits increased by $2.2 million, savings and money market deposits increased $19.1 million, and time deposits were unchanged. The increase in savings and money market deposits included an $18.6 million increase in municipal deposits. The increase in deposits is the result of customers' continued acceptance of deposit products, the expansion of commercial deposit customers and the Company's development of a municipal deposit program.

         Bridge Street Financial's borrowings decreased $7.7 million to $22.1 million at December 31, 2005 compared to $29.8 million at December 31, 2003. The decrease in borrowings resulted primarily from reduction of $8.1 million of borrowings from the Federal Home Loan Bank of New York ("FHLB"). The reduction in borrowings from the FHLB were partially offset a $0.4 million of borrowings that were assumed as a part of the Ladd's Insurance Agency acquisition.

         Shareholders' equity decreased $5.1 million or 16.3% to $26.1 million during the year ended December 31, 2005. The decrease in shareholders' equity resulted primarily from a $5.4 million increase in treasury stock, a $0.5 million decrease in accumulated other comprehensive income and dividend payments of $0.7 million, which were partially offset by net income of $1.2 million. The increase in treasury stock was the result of the Company's stock buyback program.

         At December 31, 2005, nonperforming assets were 0.45% of total assets as compared to 0.48% at December 31, 2004.

            The following sets forth a summary of nonperforming assets at the dates indicated.

 Nonperforming assets                        December 31,       December 31,
  (dollars in thousands)                         2005               2004
                                             ------------       ------------
Nonaccrual loans                                 1,030             1,055
Restructured commercial mortgage loans               -                 -
                                             ------------       ------------
  Nonperforming loans                            1,030             1,055

Other real estate                                    -                 6
                                             ------------       ------------
  Nonperforming assets                           1,030             1,061
                                             ============       ============

Nonperforming assets
   to total assets                               0.45%             0.48%
Allowance for loan losses
   to nonperforming loans                      133.59%           128.15%

         While management views the current level of nonperforming assets to be very manageable, the level may be affected by regional and national economic conditions, underwriting judgments and business and personal factors affecting Bridge Street Financial's customers. Although the allowance for loan losses is maintained at a level that management believes, to the best of its knowledge, is at a level at December 31, 2005, to cover known and inherent losses in the loan portfolio that are both probable and reasonably estimable, similar factors will determine the level of the allowance in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examinations.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

            Net income was $1,183,000 for the year ended December 31, 2005 compared to net income of $1,109,000 for the year ended December 31, 2004. For the year ended December 31, 2005 compared to the year ended December 31, 2004, net interest income increased $265,000, noninterest income increased $1,665,000 and the provision for loan losses decreased $59,000, which was partially offset by an increase in noninterest expenses of $1,878,000. Return on average equity was 4.25% in the year ended December 31, 2005 compared to 3.54% in the year ended December 31, 2004. Return on average assets was 0.53% for the year ended December 31, 2005 compared to 0.52% in the same period of 2004.

NET INTEREST INCOME

            Net interest income on an as reported basis increased $265,000 to $7.2 million in the twelve-month period ended December 31, 2005 as compared to $6.9 million in the same period in 2004. The increase in net interest income during the twelve-month period resulted primarily from a $854,000 increase in interest income which was partially offset by a $589,000 increase in interest expense. Net interest income on a tax equivalent basis increased $300,000 for the twelve-month period ended December 31, 2005 as compared to the same period in 2004. Bridge Street Financial's net interest rate margin on a tax equivalent basis of 4.03% for the twelve months of 2005 increased 6 basis points from the twelve-month period of 2004. The increase in net interest rate margin during the twelve-month period ended December 31, 2005 is primarily due to an increase in rates on interest bearing assets which were partially offset by increased rates on interest-bearing liabilities. For the twelve-month period ended December 31, 2005, net interest income on a tax equivalent basis increased $250,000 from increases in volume of interest-earning assets and interest-bearing liabilities and increased $50,000 from changes in interest rates.



INTEREST INCOME

            Interest income increased $854,000 to $10.8 million for the twelve-month period ended December 31, 2005 compared to $9.9 million for the twelve months ended December 31, 2004. Interest income on a tax equivalent basis increased by $889,000, or 8.4%, to $11.4 million in the twelve-month period ended December 31, 2005. The increase in interest income resulted from $1,194,000 increase in interest income on loans and a $57,000 increase in interest income from federal funds sold and other short-term investments, which was partially offset by a $362,000 decrease in interest income from securities. The increase in interest on loans was the result of a $16.1 million increase in average balances of loans and a 18 basis point increase in yield on loans. The increase in interest income from federal funds and other short-term investments was the result of a $1.7 million decrease in the average balances of federal funds sold and other short-term investments and a 213 basis point increase in yield. The decrease in interest income from securities was the result of a $9.7 million decrease in the average balance of securities, which was partially offset by a 30 basis point increase in the average yield on securities to 5.59% in 2005 from 5.29% in 2004.

INTEREST EXPENSE

            Interest expense increased by $589,000 to $3.6 million for the twelve-month period ended December 31, 2005. The increase in interest expense resulted from higher rates paid on deposits accounts, which was partially offset by lower rates on borrowings. Average interest-bearing deposit balances increased $6.4 million or 5.0% compared to 2004 and average borrowings increased $1.6 million compared to 2004.


                               AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID


                                                  For the twelve months ended                       For the twelve months ended
                                                       December 31, 2005                                December 31, 2004
(Dollars in thousands)                          Average                      Average            Average                    Average
                                                Balance       Interest      Yield/Rates         Balance      Interest    Yield/Rates
                                                -------       --------      -----------         -------      --------    -----------
Interest earnings assets:
Loans, gross (1) (2)                          $140,180        $8,482        6.05%              $124,054      $7,288          5.87%
Securities, at amortized cost (2)               50,525         2,826        5.59%                60,247       3,188          5.29%
Federal funds sold and other                     3,534           112        3.17%                 5,277          55          1.04%
                                              --------        ------        ----               --------      ------          -----

          Total interest-earning assets        194,239        11,420        5.88%               189,578      10,531          5.55%

Noninterest-earning assets                      28,117                                           25,370
                                              --------                                         --------

          Total assets                         222,356                                          214,948
                                              ========                                         ========

Interest-bearing liabilities:
Savings, NOW, money market (3)                  82,177         1,052        1.28%                77,408         691          0.89%
Time deposits                                   52,502         1,576        3.00%                50,832       1,260          2.48%
Borrowings                                      25,085           970        3.87%                23,448       1,058          4.51%
                                              --------        ------        ----               --------      ------          -----

          Total interest-bearing liabilities   159,764         3,598        2.25%               151,688       3,009          1.98%

Noninterest-bearing deposits                    30,753                                           28,674
Other noninterest liabilities                    4,019                                            3,299
                                              --------                                         --------

          Total liabilities                    194,536                                          183,661
Shareholders' equity                            27,820                                           31,287
                                              --------                                         --------

          Total liabilities and equity         222,356                                          214,948
                                              --------                                         --------

Excess of interest-earnings assets over
          interest-bearing liabilities          34,475                                           37,890
                                              --------                                         --------

Net interest income                                            7,822                                          7,522
                                                               -----                                          -----

Tax equivalent adjustment on securities                         (618)                                          (583)
                                                               -----                                          -----
Net interest income per consolidated
financial statements                                           7,204                                          6,939
                                                               =====                                          =====

Net interest rate spread                                                    3.63%                                            3.57%
Net interest rate margin (4)                                                4.03%                                            3.97%
Average interest-earning assets to average
interest-bearing liabilities                                              121.58%                                          124.98%


--------------
(1) Includes nonaccruing loans.
(2) Includes tax equivalent adjustment for tax-exempt loans and securities income assuming a 40% combined federal and state income tax rate. Average balance represents the amortized cost of securities excluding net unrealized gains or losses.
(3) Includes advance payments by borrowers for taxes and insurance (mortgage escrow deposits).
(4) Equals net interest income divided by average interest-earning assets.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $497,000 in the twelve-month period ended December 31, 2005 compared to $556,000 in the same period of 2004. Charge-offs during the twelve-month period ending December 31, 2005 were $487,000 as compared to $441,000 in the same period in 2004. Charge-offs are the result of loan customers on various commercial and consumer loans being delinquent with future payment doubtful. The decreased provision primarily reflects improved asset quality in the Company's loan portfolios, that is primarily the result of a change in the composition of the loan portfolio. At December 31, 2005, residential mortgage loans and consumer loans represented 49.1% and 6.8% of the total loan portfolio, as compared to 46.2% and 9.0%, respectively, at December 31, 2004. Bridge Street Financial's allowance model reflected provision requirements based on management's assessment of inherent risk of losses in the portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends. Additional information regarding the allowance for loan losses is provided in the table that follows:


                                                Year ended December 31,
Allowance for loan losses                       2005               2004
                                                    (In thousands)

Balance, beginning of year                     1,352              1,183
   Provision for loan losses                     497                556
   Charge-offs                                  (487)              (441)
   Recoveries                                     14                 54

Balance, end of year                           1,376              1,352

Net charge-offs to average loans               0.34%              0.31%
Allowance to ending loans                      0.92%              1.00%

NONINTEREST INCOME

            Noninterest income increased $1.7 million to $5.1 million for the twelve-month period ended December 31, 2005. The increase in noninterest income is due primarily to $1.8 million in income from Ladd's and a $12,000 increase in net gains on securities transactions, which were partially offset by a $95,000 reduction in service charges and a $16,000 reduction in net gains on the sale of loans. Noninterest income for the twelve-month period ended December 31, 2004 included a $129,000 gain from the sale of the Bridge Street Financial's former headquarters building.

 NONINTEREST EXPENSE

            Noninterest expense increased during the twelve-month period ended December 31, 2005 by $1.9 million or 22.0% compared to the twelve-month period ended December 31, 2004. The increase in noninterest expense is primarily the result of $1.4 million of noninterest expense recorded for the Ladd's in the twelve-month period ended December 31, 2005. The Company's noninterest expense excluding Ladd's for the twelve-month period ended December 31, 2005 increased $429,000 or 5.0%. The increase in noninterest expense excluding Ladd's was primarily the result of $133,000 increase is salaries and employee benefit costs and $200,000 increase in professional fees.

INCOME TAXES

            Income tax expense for the twelve-month period ended December 31, 2005 was $177,000 as compared to $140,000 in 2004. The increase in income tax expense was due to a $111,000 increase in income before income tax expense. The income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

            Net income was $1,109,000 for the year ended December 31, 2004 compared to net income of $831,000 for the year ended December 31, 2003. For the year ended December 31, 2004 compared to the year ended December 31, 2003, net interest income increased $612,000, which was partially offset by an increase in noninterest expenses of $104,000, an increase in the provision for loan losses of $111,000 and a $45,000 reduction in noninterest income. Return on average equity was 3.54% in the year ended December 31, 2004 compared to 2.67% in the year ended December 31, 2003. Return on average assets was 0.52% for the year ended December 31, 2004 compared to 0.41% in the same period of 2003.

NET INTEREST INCOME

            Net interest income on an as reported basis increased $612,000 to $6.9 million in the twelve-month period ended December 31, 2004 as compared to $6.3 million in the same period in 2003. The increase in net interest income during the twelve-month period resulted primarily from a $604,000 increase in interest income. Net interest income on a tax equivalent basis increased $645,000 for the twelve-month period ended December 31, 2004 as compared to the same period in 2003. Bridge Street Financial's net interest rate margin on a tax equivalent basis of 3.97% for the twelve months of 2004 increased 14 basis points from the twelve-month period of 2003. The increase in net interest rate margin during the twelve-month period ended December 31, 2004 is primarily due to an increase in rates on securities and a reduction of rates on interest-bearing liabilities. For the twelve-month period ended December 31, 2004, net interest income on a tax equivalent basis increased $563,000 from increases in volume of interest-earning assets and interest-bearing liabilities and increased $82,000 from changes in interest rates.


INTEREST INCOME

            Interest income increased $604,000 to $9.9 million for the twelve-month period ended December 31, 2004 compared to $9.3 million for the twelve months ended December 31, 2003. Interest income on a tax equivalent basis increased by $637,000, or 6.4%, to $10.5 million in the twelve-month period ended December 31, 2004. The increase in interest income resulted from a $524,000 increase in interest income on securities and a $176,000 increase in interest income on loans, which was partially offset by a $63,000 decrease in interest income from federal funds sold, and other short-term investments. The increase in interest on securities income was the result of a $7.0 million increase in average balances of securities and a 29 basis point increase in yield on securities. The increase in interest income on loans was the result of a $8.3 million increase in the average balance of loans, which was partially offset by a 27 basis point reduction in the average yield on loans to 5.87% in 2004 from 6.14% in 2003. The decrease in interest income from federal funds and other short-term investments was the result of a $5.4 million decrease in the average balances of federal funds sold and other short-term investments and a 6 basis point reduction in yield.


INTEREST EXPENSE

            Interest expense decreased by $8,000 to $3.0 million for the twelve-month period ended December 31, 2004. The decrease in interest expense resulted from lower rates paid on time deposits and borrowings, which was partially offset by higher rates on savings, NOW and money market accounts. Average interest-bearing deposit balances increased $2.9 million or 2.3% compared to 2003 and average borrowings increased $5.8 million compared to 2003.

                                                   AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

                                                      For the twelve months                          For the twelve months
                                                    ended December 31, 2004                         ended December 31, 2003
                                             --------------------------------------          --------------------------------------
(dollars in thousands)                       Average                      Average            Average                      Average
                                             Balance        Interest    Yield/Rates          Balance        Interest    Yield/Rates
                                             -------        --------    -----------          -------        --------    -----------
Interest-earnings assets:
Loans, gross (1) (2)                          124,054           7,288        5.87%            115,763         7,112        6.14%
Securities, at amortized cost (2)              60,247           3,188        5.29%             53,236         2,664        5.00%
Federal funds sold and other                    5,277              55        1.04%             10,695           118        1.10%

      Total interest-earning assets           189,578          10,531        5.55%            179,694         9,894        5.51%

Noninterest-earning assets                     25,370                                          21,370

      Total assets                            214,948                                         201,064

Interest-bearing liabilities:
Savings, NOW, money market (3)                 77,408             691        0.89%             71,786           554        0.77%
Time deposits                                  50,832           1,260        2.48%             53,538         1,555        2.90%
Borrowings                                     23,448           1,058        4.51%             17,663           908        5.14%

      Total interest-bearing liabilities      151,688           3,009        1.98%            142,987         3,017        2.11%

Noninterest-bearing deposits                   28,674                                          24,522
Other noninterest liabilities                   3,299                                           2,445

      Total liabilities                       183,661                                         169,954
Shareholders' equity                           31,287                                          31,110

      Total liabilities and equity            214,948                                         201,064

Excess of interest-earnings assets over
      interest-bearing liabilities             37,890                                          36,707

Net interest income                                             7,522                                         6,877

Tax equivalent adjustment                                        (583)                                         (550)
Net interest income per consolidated
  financial statements                                          6,939                                         6,327

Net interest rate spread                                                     3.57%                                         3.40%
Net interest rate margin (4)                                                 3.97%                                         3.83%
Average interest-earning assets to average
  interest-bearing liabilities                                             124.98%                                       125.67%


(1) Includes nonaccruing loans.
(2) Includes tax equivalent adjustment for tax-exempt loan and securities income assuming a 40% combined federal and state income tax rate. Average balance represents the amortized cost of securities excluding net unrealized gains or losses.
(3) Includes advance payments by borrowers for taxes and insurance (mortgage escrow deposits).
(4) Equals net interest income on a tax equivalent basis divided by average interest-earning assets.


PROVISION FOR LOAN LOSSES

         The provision for loan losses was $556,000 in the twelve-month period ended December 31, 2004 compared to $445,000 in the same period of 2003. Charge-offs during the twelve-month period ending December 31, 2004 were $441,000 as compared to $491,000 in the same period in 2003. Charge-offs are the result of loan customers on various commercial and consumer loans being delinquent with future payment doubtful. The increased provision primarily reflects the growth in the Company's commercial mortgage and commercial loan portfolios. Bridge Street Financial's allowance model reflected provision requirements based on management's assessment of inherent risk of losses in the portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends. Additional information regarding the allowance for loan losses is provided in the table that follows:

                                            Year ended December 31,
ALLOWANCE FOR LOAN LOSSES                    2004              2003
-------------------------                  ------            -------
                                          (thousands)

Balance, beginning of year                $ 1,183           $ 1,190
   Provision for loan losses                  556               445
   Charge-offs                               (441)             (491)
   Recoveries                                  54                39
                                          -------           -------

Balance, end of year                      $ 1,352           $ 1,183
                                          =======           =======

Net charge-offs  to average loans           0.31%             0.39%
Allowance to ending loans                   1.00%             1.00%


NONINTEREST INCOME

            Noninterest income decreased $45,000 to $3.4 million for the twelve-month period ended December 31, 2004. The decrease in noninterest income is due primarily to a $350,000 reduction in the gain on sale of loans and a $83,000 decrease in the net gains on securities transactions for the twelve-month period ended December 31, 2004 compared to the same period in 2003. The decreases in gains on sale of loans and securities transactions were partially offset by a $122,000 increase in service charges and a $278,000 increase in other noninterest income. The decrease in gains on sale of loans is the result of a decrease in volume of sold loans in the twelve-month period ended December 31, 2004 compared to the same period in 2003. The increase in other income was primarily the result of a $129,000 gain on the sale of the former headquarters building and $151,000 increase in loan and other fees.

 NONINTEREST EXPENSE

            Noninterest expense increased during the twelve-month period ended December 31, 2004 by $104,000 or 1.2% compared to the twelve-month period ended December 31, 2003. The modest increase in noninterest expense for 2004 is the result of the Company's focus on cost reduction initiatives during 2004. The increase in noninterest expense is primarily the result of increased expenses for salaries and employee benefit costs for healthcare and pension, occupancy and equipment, and data processing. For the twelve-month period ended December 31, 2004, salaries and employee benefits expenses increased by $128,000, occupancy and equipment expenses increased $101,000 and data processing increased by $59,000, which were respectively partially offset by a $105,000 reduction in supplies, printing and postage, a $40,000 decrease in professional fees and a $48,000 decrease in marketing and advertising expenses. The increase in employee benefit costs is primarily due to increased pension and healthcare costs. Occupancy and equipment expenses increased primarily due to branch expansions.

INCOME TAXES

            Income tax expense for the twelve-month period ended December 31, 2004 was $140,000 as compared to $66,000 in 2003. The increase in income tax expense was due to a $352,000 increase in income before income tax expense. The income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity, represented by cash, cash equivalents, securities available for sale and potential borrowings, is a product of its operating, investing and financing activities. The primary sources of funds are deposits and borrowings; payments of outstanding loans, securities and other short-term investments; and funds provided from operations. While scheduled payments from the amortization of loans, maturing securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets that provide liquidity to meet lending requirements. The Company also utilizes borrowings to fund a portion of its asset growth.

         Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. Such products frequently have short terms (five years or less) or interest rates that adjust at least every five years. Funds are utilized to meet ongoing commitments to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of investment securities. At December 31, 2005, the Company had outstanding commitments to originate loans of approximately $20.7 million and unused letters of credit of approximately $0.3 million. At December 31, 2005, the Company also had certificates of deposit scheduled to mature in one year or less totaling $34.0 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. It is anticipated that the Company will continue to have sufficient deposit funds and available borrowings to meet its current commitments.

         At December 31, 2005, the Company had total borrowings from the Federal Home Loan Bank of New York "FHLB-NY" of $21.6 million. Also available to the Company are overnight and one-month borrowing facilities with the FHLB-NY, each in the amount of $21.9 million and a $5.0 million overnight line of credit with a commercial bank.


         Oswego County National Bank also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to the Bank's obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The Bank is also obligated under agreements with the FHLB-NY to repay borrowed funds and is obligated under leases for certain of its branches and equipment. A summary of lease obligations, borrowings, and credit commitments at December 31, 2005 follows:

                                                           After 1 Year       After 3 Years
                                           Within          but within         but within         After
                                           1 Year          3 Years            5 Years            5 Years         Total
                                           ------          -------            -------            -------         -----
Lease Obligations
      Operating lease obligations            56                67                  69             535             727
                                         ======           =======             =======            =======       ======

Borrowings
      Federal Home Loan Bank              8,450             9,400               3,777               -          21,627
                                         ======           =======             =======            =======       ======

Credit Commitments
      Available lines of credit           3,164             2,074               3,205               -           8,443
      Other loan commitments             12,230                 -                   -               -          12,230
      Letters of credit                     301                 -                   0               -             301
                                         ------           -------             -------            -------       ------


Total                                    15,695             2,074               3,205               0          20,974
                                         ======           =======             =======            =======       ======

         The Company and the Bank are subject to various regulatory capital requirements administered by the OCC and the FRB. Failure to meet minimum capital requirements could result in certain mandatory and discretionary responses by regulators that could have a material effect on the Company's financial condition and results of operations. In addition, the ability of the Company and the Bank to pay dividends is subject to regulations administered by the banking agencies. At December 31, 2005, the Company and the Bank exceeded minimum capital requirements of the agencies and also exceeded levels established for banking organizations considered well capitalized by the regulators.


OFF-BALANCE SHEET ARRANGEMENT

         The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements.

         The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

         Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since not all of the commitments are expected to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral, if any, required by the Company upon the extension of credit is based on management's credit evaluation of the customer. Loan commitments outstanding at December 31, 2005 and 2004 with fixed interest rates amounted to approximately $1.2 million and $1.0 million, respectively and had interest rates ranging from 5.88% to 8.25% at December 31, 2005, and 5.25% to 7.50% at December 31, 2004.
Fixed interest rates on loan commitments outstanding can change prior to closing. Loan commitments, including unused lines of credit, outstanding at December 31, 2005 and 2004 with variable interest rates amounted to approximately $19.5 million and $11.5 million, respectively. Variable rate loans float prior to closing.

         Standby letters of credit are conditional commitments issued by the Company to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Since a portion of these instruments will expire unused, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Outstanding commitments on standby letters of credit at December 31, 2005 and 2004 amounted to approximately $0.3 million and $0.2 million, respectively. The fair value of the Company's standby letters of credit at December 31, 2005 and 2004 was insignificant.

         The Company generally enters into rate lock agreements at the time that residential mortgage loan applications are taken. These rate lock agreements fix the interest rate at which the loan, if ultimately made, will be originated. Such agreements may exist with borrowers with whom commitments to extend loans have been made, as well as with individuals who have not yet received a commitment. The Company makes its determination of whether or not to identify a loan as held for sale at the time rate lock agreements are entered into. Accordingly, the Company is exposed to interest rate risk to the extent that a rate lock agreement is associated with a loan application or a loan commitment which is intended to be held for sale, as well as with respect to loans held for sale.

         In order to reduce the interest rate risk associated with the portfolio of conventional mortgage loans held for sale, as well as outstanding loan commitments and uncommitted loan applications with rate lock agreements which are intended to be held for sale, the Company enters into mandatory forward sales commitments to sell loans in the secondary market to unrelated investors. At December 31, 2005 and 2004, the Company had mandatory commitments to sell conventional fixed rate mortgage loans at set prices amounting to approximately $0.6 million and $2.6 million, respectively. The impact of the estimated fair value of the rate locks, offset by forward sales commitments, was not significant to the consolidated financial statements.

         The Company is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, included in cash and due from banks, was approximately $2.5 million at December 31, 2005 and 2004.

IMPACT OF INFLATION AND CHANGING PRICES

         The financial statements and related financial data presented herein have been prepared in conformity with accounting principles generally accepted in the United States of America, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of Bridge Street Financial's assets and liabilities are monetary in nature. As a result, changes in interest rates generally have a more significant impact on Bridge Street Financial's performance than does the direct effect of inflation.

RECENT ACCOUNTING PRONOUNCEMENTS

         In December 2004, the FASB issued SFAS No. 123 "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes "Accounting for Stock Issued to Employees" and its related implementation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If any equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash flows. This Statement is effective for the Company as of January 1, 2006 and may be adopted prospectively or retrospectively. The Company will adopt the Statement using the modified prospective method and it is expected that the expense to be recognized in 2006 will be $51,300 based upon unvested options outstanding at December 31, 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

EFFORTS TO ADDRESS INTEREST RATE RISK

         To reduce the potential for materially adverse effects of changes in interest rates on results of operations, Bridge Street Financial has implemented asset and liability management policies designed to better match the maturities and repricing terms of interest-earning assets and interest-bearing liabilities. Bridge Street Financial's policies have consisted primarily of the following:

         o  originating adjustable-rate long-term loans for its loan portfolio;

         o purchasing adjustable-rate mortgage-backed securities and short or intermediate-term investment securities;

         o originating fixed-rate one-to-four family residential loans with terms of 15 to 30 years under terms and conditions which will permit their sale in the secondary market; and

         o managing interest expense by maintaining a strong retail deposit base and emphasizing core deposits.

         From the early 1980s until early 1998, Bridge Street Financial originated primarily adjustable-rate mortgage loans and did not originate fixed-rate residential mortgage loans with terms over 15 years. Approximately 76.0% of Bridge Street Financial's one-to-four family residential mortgage loans have interest rates that adjust annually or every three years. Bridge Street Financial's total portfolio of adjustable-rate one-to-four family residential mortgage loans amounted to approximately 83.6% and 81.1% of residential mortgages at December 31, 2005 and December 31, 2004, respectively.

         As long-term interest rates decreased during the 1990s, many customers indicated a preference for fixed-rate residential mortgage loans. In February 1998, Bridge Street Financial began the origination of long-term, fixed-rate one-to four family residential mortgage loans in order to provide a full range of products to customers, but only under terms, conditions and documentation which allow their sale in the secondary market. During 2001, as residential mortgage interest rates declined a significant portion of loans originated were 15 and 30 year fixed rate loans. To reduce the long term interest rate exposure of these loans, Bridge Street Financial sold the majority of all fixed rate 15 and 30 year loans originated during 2001, 2002, 2003, 2004 and 2005 in the secondary market. Future originations may be designated and sold in the secondary markets.

         In order to better match the maturity or repricing of interest-bearing liabilities and interest-earning assets, Bridge Street Financial offers certificates of deposit. At December 31, 2005, $17.0 million or 33.4% of Bridge Street Financial's certificates of deposit mature in more than one year. In Bridge Street Financial's efforts to address interest-rate risk and competition, higher rates are paid on longer term and higher balance certificates of deposit.

         Bridge Street Financial considers its savings deposit and money market accounts to be core deposits that are a more stable and lower cost source of funds than certificates of deposit. Bridge Street Financial's savings and money market accounts have variable interest rates, and management believes that the interest rates on the accounts can be adjusted to retain a substantial portion of these deposits. Savings and money market accounts amounted to $82.8 million or 47.4% of total deposits at December 31, 2005. Bridge Street Financial also has NOW and demand deposits as part of its deposit base, which totaled $8.0 million and $32.7 million, respectively, at December 31, 2005.

HOW INTEREST RATE RISK IS MEASURED

         Prolonged increases in market rates of interest could adversely affect the interest rate spread and net interest margin. Moreover, prolonged increases in interest rates could adversely affect the demand for residential mortgage loans within Bridge Street Financial's primary market area. The asset and liability management committee regularly reviews interest rate risk. Bridge Street Financial forecasts the impact of alternative interest rate environments on net interest income and market value of portfolio equity, which is defined as the net present value of existing assets, liabilities and off-balance sheet instruments. Such impacts are evaluated against the maximum potential changes in net interest income and market value of portfolio equity that are authorized by the Board of Directors.

         The following table sets forth at December 31, 2005 the estimated percentage and dollar change in Bridge Street Financial's net interest income over a four-quarter period and the market value of portfolio equity based on the indicated changes in interest rates. Certain assumptions have been made in preparing the table below. Although management believes these assumptions to be reasonable, the interest rate sensitivity of assets and liabilities and the estimated effects of changes in interest rates on net interest income and the market value of portfolio equity indicated in the following table could vary substantially if different assumptions were used or if actual experience differs from such assumptions.

                                                                        Market Value of Portfolio Equity Based on
                                    Net Interest Income                         December 31, 2004 Balances
                        -----------------------------------------        -----------------------------------------
 Change in Interest                                    Percentage                         Dollar        Percentage
   Rates in Basis      Estimated     Dollar Change     Change from       Estimated      Change from    Change from
      Points(1)         Amount          from Base         Base            Amount         from Base         Base
------------------     ---------     -------------     -----------       ---------      -----------    -----------
                                                 (Dollars in thousands)
         +200            $8,614           269            3.22%           $ 36,042           (471)          (1.29)%

         +100             8,519           174            2.09              36,238           (275)          (0.75)

         Base             8,345             -               -              36,513              -               -

         -100             8,290           (55)          (0.66)             36,633            120            0.03

         -200             8,109          (236)          (2.83)             36,753            240            0.66


 (1) Assumes an instantaneous uniform change in interest rates. Basis point equals 0.01%.

         Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net interest income and market value of portfolio equity requires the utilization of assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the above table's presentation assumes that the composition of interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve, regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the above table provides an indication of Bridge Street Financial's interest-rate risk exposure at a particular point in time, these measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on Bridge Street Financial's net interest income and will differ from actual results.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


10.20 The following financial statements are contained on pages F-1 through F-50 of this Annual Report on Form 10-K.

                                                           Page(s) in
                                                          Annual Report

      o  Report of Independent Registered Public
         Accounting Firm                                        F-1

      o  Consolidated Statements of Financial
         Condition, December 31, 2005 and 2004                  F-2


      o  Consolidated Statements of Income, Years
         Ended December 31, 2005, 2004,and 2003                 F-3


      o  Consolidated Statements of Changes in
         Shareholders' Equity, Years Ended
         December 31, 2005, 2004 and 2003                       F-4

      o  Consolidated Statements of Cash Flows,
         Years Ended December 31, 2005, 2004, and
         2003                                                   F-5

      o  Notes to Consolidated Financial
         Statements                                             F-6



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A. CONTROLS AND PROCEDURES

         Management, including Bridge Street Financial's President and Chief Executive Officer and Senior Vice President and Treasurer, has evaluated the effectiveness of Bridge Street Financial's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, Bridge Street Financial's President and Chief Executive Officer and Senior Vice President and Treasurer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports Bridge Street Financial files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to Bridge Street Financial's management, including Bridge Street Financial's President and Chief Executive Officer and Senior Vice President and Treasurer, as appropriate to allow timely decisions regarding required disclosure.

         There have been no changes in Bridge Street Financial's internal control over financial reporting identified in connection with the evaluation that occurred during Bridge Street Financial's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, Bridge Street Financial's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

         On January 4, 2006, the Board of Directors of Oswego County National Bank adopted the Second Amendment to the Executive Supplemental Retirement Income Agreement for Gregory J. Kreis ("SERP") in order to comply with Section 409A of the Internal Revenue Code of 1986 and regulations or other guidance of the Internal Revenue Service published there under (collectively, "Section 409A"). Section 409A requires certain IRS restrictions on payment timing to participants under the SERP. The SERP is an unfunded, non-qualified plan that provides for distribution of the amounts to participants or their designated beneficiaries upon the occurrence of certain events such as death, retirement, termination of service, disability or a change in control of Oswego County National Bank or Bridge Street Financial, Inc. (as those terms are defined in the SERP as required by Section 409A). The Second Amendment to the SERP adopted in order to conform to the requirements of Section 409A is attached hereto as
Exhibit 10.11.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Bridge Street Financial's Board of Directors currently consists of eight (8) members. The Board of Directors of Bridge Street Financial also acts as the Board of Directors of Oswego County National Bank. Our directors fulfill their duties and responsibilities by attending regular meetings of the board which are held on a monthly basis. Our directors also discuss business and other matters with key executives and our principal external advisers (legal counsel, auditors, financial advisors and other consultants).

         Bridge Street Financial held 12 regular meetings and 3 special meetings during fiscal year 2005. In addition, the Board of Directors of Oswego County National Bank held 12 regular meetings during fiscal year 2005. Each incumbent director attended at least 100% of the meetings of the Board of Directors, plus meetings of committees on which that particular director served.

         The directors are as follows:

                                                       Position(s) Held with        Director
    Director              Age(1)   Term Expire        Bridge Street Financial       Since(2)
--------------------   ---------   -----------   ------------------------------   ------------
Gregory J. Kreis            59         2006         President and CEO, Director      1997

Paul W. Schneible           57         2006                  Director                1996

Bruce P. Frassinelli        65         2007                  Director                1995

Paul J. Heins               66         2007           Vice-Chair of the Board        1989

Deborah F. Stanley          56         2007             Chair of the Board           2000

Richard G. McKean           63         2008                  Director                2003

William L. Petrosino        46         2008                  Director                2005

Lowell A. Seifter           53         2008                  Director                2002

-------------------
(1)  At December 31, 2005.
(2) Includes terms served on the Board of Directors of Oswego County Savings Bank and Oswego County Bancorp. All members of the current Board of Directors of Bridge Street Financial except Mr. McKean and Mr. Petrosino have served as directors since Bridge Street Financial's inception in November 2002.


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

     William L. Petrosino. Mr. Petrosino is the owner of Petro's Beverage Company in Amsterdam, New York. Petro's has four retail beverage centers.

     Lowell A. Seifter. Mr. Seifter is an attorney and a certified public accountant. Since 1981, Mr. Seifter has been a principal in Green & Seifter Attorneys, PLLC in Syracuse, New York, for which he also serves as a member of the executive committee.

     Paul W. Schneible. Mr. Schneible is a certified public accountant and has owned Paul W. Schneible, CPA, Auditors, Accountants and Consultants, located in Oswego, New York, since 1975.

     Deborah F. Stanley. Mrs. Stanley has served as the President of the State University of New York at Oswego since 1995.


EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The executive officers of Bridge Street Financial and Oswego County National Bank are, in addition to Mr.
Kreis:
         Mary E. Lilly, age 50. Ms. Lilly has been Senior Vice President, Special Projects since March 2005. Previously she served as Senior Vice President of Sales Support from April 2001 to March 2005. Additionally, she has served in loan operations and prior to that as security and compliance officer. She has worked in most areas of Oswego County Savings Bank since April 1974.

         Judith S. Percy, age 47. Ms. Percy was promoted to Senior Vice President in December 1998. She is responsible for management information systems as well as facilities management. Previously, she served as vice president of operations and has held a variety of positions at Oswego County Savings Bank since June 1979.

         Eugene R. Sunderhaft, age 58. Mr. Sunderhaft was appointed as Senior Vice President and Treasurer in November 2000 when he joined Oswego County Bancorp. Previously, he served as Chief Financial Officer, Secretary and Treasurer at The Pietrafesa Corporation and prior to that as Chief Financial Officer of The Penn Traffic Company.

         Ronald Tascarella, age 47. Mr. Tascarella was promoted to Senior Vice President, Sales in January 2004. He previously served as Senior Vice President, Commercial Sales and Vice President, Commercial Sales from June 1998 until his promotion in January 2004. He has also worked at several banks in Central New York in the commercial lending area since 1979. Most recently he had worked at Skaneateles Savings Bank and The Savings Bank of Utica.

AUDIT COMMITTEE

         The Board of Directors of Bridge Street Financial has established an Audit Committee. The Audit Committee oversees and monitors our financial reporting process and internal control system, reviews and evaluates the audit performed by our outside auditors and reports any substantive issues found during the audit to the Board. The Audit Committee is directly responsible for the appointment, compensation and oversight of the work of our independent auditors. The Audit Committee also reviews and approves all transactions with affiliated parties. The board of directors has adopted a written charter for the Audit Committee. All members of the Audit Committee are independent directors as defined under The Nasdaq Stock Market listing standards. The Audit Committee consists of three of the outside directors of Bridge Street Financial: Directors Heins, McKean and Schneible (Chair). We believe that Mr. Schneible qualifies as an "audit committee financial expert", as the term is defined by SEC regulations, and our Board of Directors has designated him as such. The Audit Committee of Bridge Street Financial met 5 times during the 2005 fiscal year.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

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

         Based solely on its review of the copies of such reports furnished to Bridge Street Financial and written representations that no other reports were required during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to Bridge Street Financial's executive officers and directors during fiscal year 2005 were met, with the following exceptions: a Form 4 for Senior Vice President and Treasurer Eugene R. Sunderhaft reflecting common stock acquired on February 17, 2005 was filed late on August 19, 2005, and a Form 4 for Senior Vice President Ronald Tascarella representing common stock acquired on February 17, 2005 was filed late on August 24, 2005.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth the cash and certain other compensation paid by Oswego County National Bank for services rendered in all capacities during the fiscal years ended December 31, 2005, 2004, and 2003 to Gregory J. Kreis as President and Chief Executive Officer, and Eugene R. Sunderhaft, Senior Vice President and Treasurer, of Bridge Street Financial and Oswego County National Bank. No other executive officer had an annual salary and bonus for fiscal 2005 in excess of $100,000. We refer to these individuals as "named executive officers" in this Annual Report on Form 10-K. The named executive officers do not receive separate compensation for service as an officer of Bridge Street Financial.

                                        ANNUAL COMPENSATION(1)       LONG-TERM COMPENSATION
                                        ----------------------       ----------------------
                                                                                   SECURITIES
                                                                   RESTRICTED      UNDERLYING
          NAME AND            FISCAL                                 STOCK        OPTIONS/SARS         ALL OTHER
     PRINCIPAL POSITION        YEAR      SALARY      BONUS(2)      AWARDS(3)       (IN SHARES)      COMPENSATION(4)
     ------------------        ----      ------      --------      ---------       -----------      ---------------
Gregory J. Kreis               2005    $ 200,000       $       -             -               -          $    21,714
  President and Chief
Executive Officer
                               2004    $ 200,000       $  35,000             -               -          $    21,546

                               2003    $ 185,000       $  10,000      $188,838           37,768         $    20,146

Eugene R. Sunderhaft,          2005    $ 115,000       $       -      $  8,770              -           $    12,714
  Senior Vice President
and Treasurer
                               2004    $ 105,000       $  16,550             -               -          $    11,757

                               2003    $ 100,000       $       -      $  5,580            2,500         $    10,737

------------------
(1) Oswego County National Bank also provides Mr. Kreis with the use of an automobile, club membership dues and certain other personal benefits, the value of which is not shown on the table. The aggregate amount of other benefits to Mr. Kreis did not exceed the lesser of $50,000 or 10% of Mr. Kreis's salary and bonus.
(2) Reflects the bonuses received by Mr. Kreis and Mr. Sunderhaft in 2005 for performance in fiscal 2004, and the bonuses received by Mr. Kreis and Mr. Sunderhaft in 2004 for performance in fiscal 2003.
(3) Pursuant to the Restricted Stock Plan, Mr. Kreis and Mr. Sunderhaft were awarded 15,107 shares and 450 shares, respectively, of restricted stock, which vest in 20% increments on an annual basis. Awards to Mr. Kreis were as of July 24, 2003, and awards to Mr. Sunderhaft were as of March 15, 2003. Mr. Sunderhaft was awarded 500 shares of restricted stock on February 17, 2005, which vest in 20% increments on an annual basis. Dividends attributable to such shares shall be paid to the award recipients on a current basis. At December 31, 2005, the aggregate fair market value of the restricted stock award to Mr. Kreis was $283,256 and to Mr. Sunderhaft was $17,813 based on a closing price of $18.75 per share.
(4) The column "All Other Compensation" reflects: (i) matching contributions to Mr. Kreis of $6,000 and to Mr. Sunderhaft of $3,438 made by the Bank under the 401(k) plan in 2005; (ii) an allocation under the ESOP in 2005 to Mr. Kreis having a value of $14,178, and to Mr. Sunderhaft having a value of $7,691; and (iii) life insurance premiums of $1,536 on behalf of Mr. Kreis in 2005, and of $1,004 on behalf of Mr. Sunderhaft in 2005.

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

         In the event of a termination of employment or resignation of the executive following a change of control (as defined in the employment agreements), the executive would be entitled to a severance payment equal to a lump sum payment equal to 2.99 times the executive's base amount as defined in
Section 280G of the Internal Revenue Code of 1896, as amended (the "Code").

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

BENEFIT PLANS

401(K) PLAN

         Oswego County National Bank has a tax-qualified savings plan with a salary deferral feature. Generally, a full-time employee who has attained the age of 21 and completed one year of employment is eligible to participate. A participant may make a deferral from 1% to 15% of his or her compensation up to $14,000 for 2005 for individuals under age 50 and $14,000 plus a $4,000 catch-up contribution option for 2005 for individuals who are at least 50 years old, indexed annually. Oswego County National Bank makes matching contributions of 50% of each participant's annual deferrals up to a maximum of 3% of compensation.

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

DEFINED BENEFIT PENSION PLAN

         Oswego County National Bank maintains a non-contributory defined benefit pension plan covering substantially all of its full-time employees who have attained age 21 and completed one year of service. A participant is fully vested in the plan upon reaching five years of service after obtaining the age of 18.

         The normal retirement benefit is based upon a participant's highest three-year average annual base earnings during the participant's final ten years of service, subject to certain limitations required by the plan and the Code. The annual benefit provided to a participant at normal retirement age (generally age 65) is determined as follows: 2% of the participant's average annual earnings multiplied by the participant's years of credited service (limited to 60% of the participant's average annual earnings). The plan also provides for early retirement benefits which are calculated in the same manner as normal retirement benefits. However, benefits are reduced when the participant chooses to begin the receipt of his benefits prior to normal retirement age.

         The following table indicates the annual employer-provided retirement benefits that would be payable under the pension plan upon retirement at age 65 to a participant electing to receive his pension benefit in the standard form of benefit, assuming various specified levels of plan compensation and various specified years of credited service. Under the Code, maximum annual benefits under the pension plan are limited to $170,000 per year and annual compensation for benefit calculation purposes is limited to $210,000 per year for the 2005 calendar year.

                                                               YEARS OF SERVICE
                               -------------------------------------------------------------------------------

AVERAGE ANNUAL COMPENSATION        10                15                 20               25                30
---------------------------    --------          --------          --------         --------          --------
       $  100,000              $ 20,000          $ 30,000          $ 40,000         $ 50,000          $ 60,000

          125,000              $ 25,000          $ 37,500          $ 50,000         $ 62,500          $ 75,000

          150,000              $ 30,000          $ 45,000          $ 60,000         $ 75,000          $ 90,000

          170,000              $ 34,000          $ 51,000          $ 68,000         $ 85,000          $102,000

          200,000              $ 40,000          $ 60,000          $ 80,000         $100,000          $120,000

          225,000(1)           $ 45,000          $ 67,500          $ 90,000         $112,500          $135,000

---------------
 (1) Amounts reflect that no more than $210,000 of compensation is recognized in 2005 for purposes of computing benefits.

         The benefits listed on the table above for the pension plan are not subject to a reduction for Social Security benefits or any other offset amount. As of December 31, 2005, Mr. Kreis and Mr. Sunderhaft had 9 years and 5 years, respectively, of credited service for purposes of the pension plan.

SUPPLEMENTAL RETIREMENT PLAN

         The President and Chief Executive Officer of Oswego County National Bank is covered by a supplemental retirement income agreement designed to provide the amount of retirement benefits which cannot be paid from the defined benefit pension plan by reason of certain Code limitations on qualified plan benefits. In the event of termination of employment following a change in control, the agreement provides for annual payments of $152,033 over a period equal to the longer of 180 months or life.

EMPLOYEE STOCK OWNERSHIP PLAN

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

STOCK OPTION PLAN

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

         No grants of options were made to the named executive officer during fiscal year 2005.

         The following table provides the value for "in-the-money" options, which represent the positive spread between the exercise price of any such existing stock options and the closing price per share of the common stock on December 31, 2005, which was $18.75 per share.

                                                           FISCAL YEAR-END OPTIONS/SAR VALUES
                                                                 NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED   VALUE OF UNEXERCISED IN-THE-MONEY
                                                                   OPTIONS/SARS AT                OPTIONS/SARS AT
                               SHARES ACQUIREDVALUE REALIZED       FISCAL YEAR-END                FISCAL YEAR-END
                                 ON EXERCISE    ON EXERCISE              (#)                            ($)
               NAME                  (#)            ($)       EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE (1)
               ----                  ---            ---       -------------------------    -----------------------------
   Gregory J. Kreis............       -              -              45,847/22,660                 582,161/141,625
   Eugene R. Sunderhaft........       -              -               8,695/1,500                   123,469/9,375

-------------------
(1) The values shown reflect the difference between the exercise price of each option and the closing price per share of common stock on December 31, 2005, which was $18.75.

RESTRICTED STOCK PLAN

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

DIRECTOR COMPENSATION

         MEETING FEES. The Chairman of the Board receives $1,150 per board meeting while the other non-employee directors receive $950 per regular meeting and $500 per special meeting. A quarterly retainer of $1,500 is also paid to each non-employee director. The outside directors also receive $450 per committee meeting and the Chairs of the Audit Committee and the Personnel and Compensation Committee receive an additional $100 per meeting. Additionally, the chair of the Audit Committee receives a retainer fee of $625 per quarter. Directors receive a fee only for the board and committee meetings that they attend. The aggregate amount of fees paid to such directors for the year ended December 31, 2005 was approximately $163,300.

         DIRECTORS' DEFERRED COMPENSATION PLAN. Oswego County National Bank maintains a nonqualified deferred compensation plan for directors who may elect to defer all or part of their directors' fees to fund the plan. The plan provides that deferred fees are to be invested in mutual funds, as selected by the individual directors. At December 31, 2005, the value of the amounts credited to this plan aggregated approximately $1,088,100.

         DIRECTORS' RETIREMENT PLAN. Each director participates in Oswego County National Bank's Directors' Retirement Plan. Under this plan, upon reaching the benefit eligibility date, defined individually for each director, a director becomes entitled to 120 monthly payments, each equal to the projected value of 75% of the highest three-year average of projected monthly fees at the time of benefit eligibility. A director fully vests in the plan after 10 years of continued service with Oswego County National Bank, commencing March 14, 2001, or upon a change in control of Oswego County National Bank.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         None of the executive officers of Bridge Street Financial served as a member of another entity's Board of Directors or as a member of the Compensation Committee (or other board committee performing equivalent functions) during 2005, which entity had an executive officer serving on the Board of Directors or as a member of the Personnel and Compensation Committee of Bridge Street Financial. There are no interlocking relationships between Bridge Street Financial and other entities that might affect the determination of the compensation of our executive officers.

PERSONNEL AND COMPENSATION COMMITTEE REPORT

         THE PERSONNEL AND COMPENSATION COMMITTEE REPORT (THE "REPORT") AND THE PERFORMANCE GRAPH (THE "GRAPH") INCLUDED IN THIS SECTION ARE PROVIDED IN ACCORDANCE WITH THE RULES AND REGULATIONS OF THE SEC. PURSUANT TO SUCH RULES AND REGULATIONS, THE REPORT AND THE GRAPH SHALL NOT BE DEEMED "SOLICITING MATERIAL," FILED WITH THE SEC, SUBJECT TO REGULATION 14A OR 14C OF THE SEC OR SUBJECT TO THE LIABILITIES OF SECTION 18 OF THE EXCHANGE ACT.

         PERSONNEL AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION. The Personnel and Compensation Committee provides advice and recommendations to the Board of Directors in the areas of executive officer salaries and employee benefit programs. Compensation of the President and Chief Executive Officer and other executive officers of Oswego County National Bank for the fiscal year ended 2005 was paid by Oswego County National Bank and determined by its Board of Directors.

         The committee reviews the compensation and benefits programs for all executive officers on an annual basis.

         The committee strives to provide a compensation program that assures both the motivation and retention of the executive officers, proper alignment with the financial interests of Bridge Street Financial's stockholders, and competitiveness with the external marketplace. To this end, the committee reviewed the compensation practices of a peer group of companies with similar size and business mix to that of Oswego County National Bank in order to develop recommendations for Oswego County National Bank's executive officers.

         Oswego County National Bank's compensation program for executive officers consists of: base salary, annual bonuses and long-term incentive awards. These elements are intended to provide an overall compensation package that is commensurate with Oswego County National Bank's financial resources, that is appropriate to assure the retention of experienced management personnel, and that aligns their financial interests with those of Bridge Street Financial's stockholders.

         BASE SALARIES. Salary levels recommended by the committee are intended to be competitive with salary levels of the companies in Oswego County National Bank's peer group, commensurate with the executive officers' respective duties and responsibilities, and reflect the financial performance of Oswego County National Bank.

         CHIEF EXECUTIVE OFFICER. The Compensation Committee recognizes the significant additional efforts required of the President and Chief Executive Officer in bringing about Bridge Street Financial's initial public offering, the conversion of Oswego County National Bank, and in running a publicly traded company. Based on the foregoing criteria discussed above, for fiscal year ended December 31, 2005, Mr. Kreis' base salary was $200,000. There was no bonus awarded in 2005.

                                           BRIDGE STREET FINANCIAL, INC.
                                           PERSONNEL AND COMPENSATION COMMITTEE
                                           BRUCE P. FRASSINELLI, CHAIR
                                           LOWELL A. SEIFTER
                                           DEBORAH F. STANLEY

PERFORMANCE GRAPH

         The following graph compares Bridge Street Financial's total cumulative stockholder return by an investor who invested $100.00 on December 31, 2000 to December 31, 2005, to the total return by an investor who invested $100.00 in each of the Russell 2000 Index and the Nasdaq Bank Index for the same period.



                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
          AMONG BRIDGE STREET FINANCIAL, INC., THE RUSSELL 2000 INDEX,
                            AND THE NASDAQ BANK INDEX




                               [PERFORMANCE GRAPH]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table contains common stock ownership information for persons known to us to "beneficially own" 5% or more of Bridge Street Financial's common stock as of March 21, 2006. In general, beneficial ownership includes those shares that a person has the power to vote, sell or otherwise dispose of. Beneficial ownership also includes that number of shares that an individual has the right to acquire within 60 days (such as stock options) after March 21, 2006. Two or more persons may be considered the beneficial owner of the same shares. Bridge Street Financial obtained the information provided in the following table from filings with the SEC and from Bridge Street Financial.

                                      NAME AND ADDRESS           AMOUNT AND NATURE OF
      TITLE OF CLASS                 OF BENEFICIAL OWNER         BENEFICIAL OWNERSHIP  PERCENT OF CLAS
      --------------                 -------------------         --------------------  ---------------
 Common Stock, par value   Lawrence B. Seidman(1)                    173,300(2)            7.50%
     $0.01 per share       Lanidex Center
                           100 Misty Lane
                           Parsippany, New Jersey 07054
 Common Stock, par value   Anton V. Schutz                           228,825(3)            9.91%
     $0.01 per share       Mendon Capital Advisors Corp.
                           150 Allens Creek Road
                           Rochester, New York 14618
 Common Stock, par value   Burnham Financial Services Fund           163,100(4)            7.06%
     $0.01 per share       1325 Avenue of the Americas
                           26th Floor
                           New York, New York 10019
 Common Stock, par value   Gregory J. Kreis                          143,915(5)            6.04%
     $0.01 per share       300 State Route 104
                           Oswego, New York 13216


---------------
(1) Beneficial ownership is held by Mr. Seidman and his affiliates, which include: Dennis Pollack; Seidman and Associates, L.L.C., a New Jersey limited liability company; Seidman Investment Partnership, L.P., a New Jersey limited partnership; Seidman Investment Partnership II , L.P., a New Jersey limited partnership; Kerrimat, L.P., a New Jersey limited partnership; Federal Holdings, L.L.C., a New Jersey limited liability company; Pollack Investment Partnership, L.P., a New Jersey limited partnership; and Broad Park Investors, LLC, a New Jersey limited liability company.
(2) As reported by Mr. Seidman and his affiliates on a Schedule 13D filed with the SEC on November 16, 2004. Mr. Seidman has sole voting power and sole dispositive power with respect to 148,387 shares, and shared voting power and shared dispositive power with Dennis Pollack with respect to 24,913 shares.
(3)  As reported by Mendon Capital Advisors Corp. and Anton V. Schutz on
     Schedule 13G filed with the SEC on February 13, 2006. Mr. Schutz reported sole voting power and sole dispositive power with respect to 228,825 shares. Mr. Schutz is the President and sole shareholder of Mendon Capital Advisors Corporation.
(4) As reported by Burnham Financial Services Fund on a Schedule 13G filed with the SEC on February 17, 2004. The Fund has sole voting power and sole dispositive power with respect to 163,100 shares. The sole right to vote and dispose of such shares has been delegated by the Fund's investment adviser, Burnham Asset Management Corporation, to Mendon Capital Advisors Corp. in its capacity as an investment subadviser.
(5) See details of Mr. Kreis' ownership below, under the heading SECURITY OWNERSHIP OF MANAGEMENT.


SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth information about the shares of common stock beneficially owned by each director and nominee for director of Bridge Street Financial, by each named executive officer of Bridge Street Financial identified in the Summary Compensation Table included elsewhere in this Annual Report on Form 10-K, and all directors and executive officers of Bridge Street Financial or Oswego County National Bank as a group as of March 21, 2006. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of common stock indicated.

                  NAME OF BENEFICIAL                                NUMBER OF SHARES
                       OWNER(1)                                         OWNED (2)               PERCENT OF CLASS(3)
                       --------                                         ---------               -------------------
Gregory J. Kreis,
     President and Chief Executive Officer............                  145,374(4)                       6.17%
Bruce P. Frassinelli, Director........................                   13,886(5)                         *
Paul J. Heins, Director...............................                   26,327(6)                       1.14%
Richard McKean, Director..............................                    8,151(7)                         *
William L. Petrosino, Director........................                    5,400                            *
Paul W. Schneible, Director...........................                   36,853(8)                         1.59%
Lowell A. Seifter, Director...........................                   12,779(9)                         *
Deborah F. Stanley,
     Chair of the Board and Director..................                  19,760(10)                         *
Eugene R. Sunderhaft, Senior Vice President and
     Treasurer(11)....................................                  13,698(11)                         *
All directors and executive officers
     as a group (11 persons)..........................                 370,720(12)                      15.46%

---------------
 * Less than 1.00% of common stock outstanding.

(1) The mailing address for each person listed is 300 State Route 104, Oswego, New York 13126.
(2) A director or executive officer owning Company common stock in the Bank's 401(k) plan has sole voting power and sole power to sell ("investment power") with respect to such stock. An executive officer owning stock held by the Employee Stock Ownership Plan ("ESOP") has sole voting power with respect to such stock but does not have the investment power with respect to such stock. A director or executive officer who has been awarded a restricted stock award under the Restricted Stock Plan has sole voting power, but no investment power except in limited circumstances, over the common stock covered by the award.
(3) Percentages with respect to each person or group of persons have been calculated on the basis of 2,309,179 shares of common stock, the total number of shares of common stock outstanding as of March 21, 2006, plus shares of common stock which such person or group has the right to acquire within 60 days after March 21, 2006, by the exercise of stock options.
(4) Includes 64,723 shares in the 401(k) plan, 6,789 shares have been allocated under the ESOP, 45,847 shares exercisable within 60 days after March 21, 2006 under the Stock Option Plan and 9,063 unvested shares under the Restricted Stock Plan and 9,063 vested shares under the Restricted Stock Plan.
(5) Includes 4,076 shares exercisable within 60 days after March 21, 2006 under the Stock Option Plan and 1,812 unvested shares under the Restricted Stock Plan.
(6) Includes 1,512 shares exercisable within 60 days after March 21, 2006 under the Stock Option Plan, 1,812 unvested shares under the Restricted Stock Plan and 11,233 shares held in the name of Mr. Heins' spouse.
(7) Includes 5,130 shares exercisable within 60 days after March 21, 2006 under the Stock Option Plan and 1,812 unvested shares under the Restricted Stock Plan.
(8) Includes 3,022 shares exercisable within 60 days after March 21, 2006 under the Stock Option Plan, 1,812 unvested shares under the Restricted Stock Plan, 18,470 shares held jointly with his spouse and 3,000 shares held indirectly by Lighthouse Capital Advisors, LLC of which Mr. Schneible is Principal Member and Chief Executive Officer.
(9) Includes 4,076 shares exercisable within 60 days after March 21, 2006 under the Stock Option Plan and 1,812 unvested shares under the Restricted Stock Plan.
(10) Includes 4,106 shares exercisable within 60 days after March 21, 2006 under the Stock Option Plan, 1,812 unvested shares under the Restricted Stock Plan and 7,155 shares owned jointly with her spouse.
(11) Includes 667 shares in the 401(k) plan, 2,463 shares allocated under the ESOP, 8,695 shares exercisable within 60 days after March 21, 2006 under the Stock Option Plan and 670 unvested shares under the Restricted Stock Plan.
(12) The amount of shares for all directors and executive officers as a group includes 33,087 shares held by the ESOP Trust that have not been allocated to eligible participants as of March 21, 2006, over which Messrs. Kreis and Sunderhaft, as trustees, may be deemed to have sole "investment power," thereby causing each to be deemed a beneficial owner. Messrs. Kreis and Sunderhaft disclaim beneficial ownership of these shares. The individual participants in the ESOP have shared voting power with the ESOP trustees with respect to the unallocated shares held in the ESOP Trust. It also includes any shares exercisable within 60 days after March 21, 2006.

     The following table sets forth the aggregate information of Bridge Street Financial's equity compensation plans in effect as of December 31, 2005.

                                                     EQUITY COMPENSATION PLAN INFORMATION

                                NUMBER OF SECURITIES                               NUMBER OF SECURITIES REMAINING
                                    TO BE ISSUED         WEIGHTED-AVERAGE EXERCISE  AVAILABLE FOR FUTURE ISSUANCE
                                  UPON EXERCISE OF         PRICE OF OUTSTANDING       UNDER EQUITY COMPENSATION
                                OUTSTANDING OPTIONS,       OPTIONS, WARRANTS AND     PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                    WARRANTS AND RIGHTS              RIGHTS              REFLECTED IN COLUMN (A))
-------------                    -------------------              ------              ------------------------
                                         (A)                        (B)                          (C)
Equity compensation plans
   approved by security
   holders.................            145,005                     $9.15                       84,743

Equity compensation plans
   not approved by
   security holders........                 -                         -                            -
                                       -------                     -----                       ------

     Total.................            145,005                     $9.15                       84,743
                                       =======                     =====                       ======


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Oswego County National Bank makes loans to its officers and directors and to companies with which its officers and directors are affiliated. As of December 31, 2005, there were loans to two directors with a total balance of $390,463. The loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than normal risk of collectibility or present other unfavorable features. All future loans to officers and directors will be made on the same terms and conditions as made to unaffiliated third parties.

         Bridge Street Financial also retained Green & Seifter Attorneys, PLLC during fiscal year 2005. Lowell A. Seifter, a member of our Board of Directors, is a principal in Green & Seifert. In 2005, we paid $44,174 to Green & Seifter for legal services rendered in connection with the Ladd's Insurance Agency acquisition, the completion of a land lease for a replacement branch and services related to commercial lending .

         All related party transactions were approved by the Audit Committee.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

         During the fiscal year ended December 31, 2005, Bridge Street Financial retained and paid KPMG LLP to provide audit and other services. The following table displays the aggregate fees for professional audit services for the audit of the financial statements for the years ended December 31, 2005 and 2004 and fees billed for other services during those periods by our independent registered public accounting firm.

                                                     2005                2004
    Audit fees (1).......................            73,000             68,500
    Audit-related fees (2)...............             8,375                  -
    Tax fees (3).........................                 -             20,560
    All other fees.......................
                                               ------------       ------------
        Total............................            81,375             89,060
                                               ============       ============
----------------------------
(1) Audit fees consisted of audit work performed in the preparation of financial statements as well as work generally only the independent auditors can reasonably be expected to provide, such as statutory audits.
(2) Audit related fees consisted of fees related to the acquisition of Ladd's
(3) Tax fees consisted of assistance with matters related to tax compliance and consulting.


PREAPPROVAL OF POLICIES AND PROCEDURES

         The Audit Committee shall preapprove all auditing services and permitted non-audit services (including the fees and terms) to be performed for the Company by its independent registered public accounting firm, subject to the de minimis exception for non-audit services described below which, if not pre-approved, are approved by the Committee prior to completion of the audit.

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

         During 2005, the Audit Committee preapproved 100% of the services performed by KPMG LLP for Bridge Street Financial.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES


         (A) LIST OF EXHIBITS. (Filed herewith unless otherwise noted)

         2.1      Amended Plan of Conversion and Agreement and Plan of
                  Reorganization.*
         3.1      Certificate of Incorporation of Bridge Street Financial, Inc.*
         3.2      Bylaws of Bridge Street Financial, Inc.*
         3.3      Articles of Association of Oswego County National Bank.*
         3.4      Bylaws of Oswego County National Bank.*
         4.1      Certificate of Incorporation of Bridge Street Financial, Inc.*
         4.2      Bylaws of Bridge Street Financial, Inc.*
         4.3      Form of Stock Certificate of Bridge Street Financial, Inc.*
         10.1     Employee Stock Ownership Plan of Oswego County Bancorp, Inc.*
         10.2     Reserved
         10.3 Form of Employment Agreement between Bridge Street Financial, Inc. and Gregory J. Kreis.*
         10.4 Form of One Year Change in Control Agreement by and among certain officers and Bridge Street Financial, Inc. and Oswego County National Bank.*
         10.5 Directors Supplemental Retirement Benefit Plan, dated March 15, 2000**
         10.6 Executive Supplemental Retirement Income Agreement, dated March 15, 2000, between Oswego County National Bank and Gregory J. Kreis.**
         10.7 Trust Agreement dated as of February 1, 2000 between Oswego County National Bank and Security Federal Savings Bank.**
         10.8 First Amendment to the Executive Supplemental Retirement Income Agreement between Oswego County National Bank and Gregory J. Kreis, dated May 18, 2000.*
         10.9     Oswego County Bancorp, Inc. Stock Option Plan.*
         10.10    Oswego County Bancorp, Inc. Restricted Stock Plan.*
         10.11 Second Amendment to the Executive Supplemental Retirement Income Agreement between Oswego County National Bank and Gregory J. Kreis, dated January 4, 2006.
         14.1     Code of Ethics for Senior Financial Officers ***
         21.1     Subsidiaries of the Registrant.*
         23.1     Consent of Independent Registered Public Accounting Firm.
         31.1     Rule 13a-14(a)/15d-14(a) Certifications.
         32.1     Section 1350 Certifications.

------------
         * Incorporated herein by reference to the Registration Statement on Form S-1, No. 333-99347, of Bridge Street Financial filed with the SEC on September 9, 2002, as amended.

         ** Incorporated herein by reference to the Registration Statement on Form S-8,No. 333-101421, filed with the SEC on November 22, 2002, as amended.

         *** Incorporated by reference to the Annual Report on Form 10-KSB, filed with the SEC on March 30, 2004.

         (B)      FINANCIAL STATEMENT SCHEDULES.

         All schedules have been omitted as not applicable or not required under the rules of Regulation S-X.

                                   SIGNATURES

10.27 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2006.

                                  BRIDGE STREET FINANCIAL, INC.


                                  By:  /s/ Gregory J. Kreis
                                       -------------------------------------
                                       Gregory J. Kreis
                                       President and Chief Executive Officer

10.28 Pursuant to the requirements of the Securities Act of 1933, as amended, and any rules and regulations promulgated thereunder, this Annual Report on Form 10-K, has been signed by the following persons in the capacities and on the dates indicated.

                    Name                                       Title                               Date
                    ----                                       -----                               ----

/s/ Gregory J. Kreis               President, Chief Executive Officer and          March 29, 2006
---------------------------
Gregory J. Kreis                                  Director

/s/ Eugene R. Sunderhaft                    Senior Vice President and              March 29, 2006
---------------------------
Eugene R. Sunderhaft                               Treasurer

/s/ Deborah F. Stanley                         Chair of the Board                  March 29, 2006
---------------------------
Deborah F. Stanley

/s/ Paul J. Heins                                Vice Chair                        March 29, 2006
---------------------------

Paul J. Heins

/s/ Bruce P. Frassinelli                          Director                         March 29, 2006
---------------------------
Bruce P. Frassinelli

/s/ Richard McKean                                Director                         March 29, 2006
---------------------------
Richard McKean

/s/ William L. Petrosino                          Director                         March 29, 2006
---------------------------
William L. Petrosino

/s/ Paul W. Schneible                             Director                         March 29, 2006
---------------------------
Paul W. Schneible

/s/ Lowell A. Seifter                             Director                         March 29, 2006
---------------------------
Lowell A. Seifter

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Bridge Street Financial, Inc.:


We have audited the accompanying consolidated statements of financial condition of Bridge Street Financial, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bridge Street Financial, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

                                  /s/ KPMG LLP


Syracuse, New York
March 27, 2006



                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                           December 31, 2005 and 2004
                 (In thousands, except share and per share data)




   Assets                                                                                         2005               2004
   ------                                                                                         ----               ----

Cash and due from banks                                                                        $  12,000             7,956
Securities available for sale, at fair value                                                      38,212            49,412
Securities held to maturity (fair value of $5,339 on December 31, 2005,
  and $6,742 on December 31, 2004)                                                                 5,459             6,686
Loans held for sale                                                                                  269               334

Loans                                                                                            149,127           134,551
    Less: allowance for loan losses                                                                1,376             1,352
                                                                                               ---------          --------

              Loans, net                                                                         147,751           133,199
                                                                                               ---------          --------

Federal Home Loan Bank stock                                                                       1,248             1,509
Premises and equipment, net                                                                        9,007             8,670
Accrued interest receivable                                                                          864               847
Bank-owned life insurance                                                                          6,257             6,038
Goodwill                                                                                           1,949               318
Other intangible assets, net                                                                       1,154                 -
Other assets                                                                                       4,334             3,906
                                                                                               ---------          --------

              Total assets                                                                     $ 228,504           218,875
                                                                                               =========          ========

                                 Liabilities and Shareholders' Equity

Liabilities:
    Deposits:
       Demand                                                                                  $  32,739            30,513
       Savings and money market                                                                   90,750            71,638
       Time                                                                                       51,049            51,096

                                                                                                 174,538           153,247

    Escrow deposits                                                                                1,344             1,228
    Short-term debt                                                                                  148             3,675
    Long-term debt                                                                                21,972            26,077
    Other liabilities                                                                              4,355             3,402
                                                                                               ---------          --------

              Total liabilities                                                                $ 202,357           187,629
                                                                                               ---------          --------


Shareholders' equity:
    Preferred stock, $0.01 par value, 1,000,000 shares authorized, at December 31, 2005
       and 2004, no shares issued                                                                      -                 -
    Common stock, $0.01 par value, 5,000,000 shares authorized,  2,863,689 and
       2,853,319 shares issued at December 31, 2005 and 2004                                          29                29
    Additional paid-in capital                                                                    18,364            18,074
    Unvested restricted stock awards, 20,007 and 25,466 shares at December 31, 2005 and 2004        (277)             (323)
    Treasury stock, at cost, 554,510 and 236,170 shares at December 31, 2005 and 2004             (7,251)           (1,825)
    Unallocated common stock held by Employee Stock Ownership Plan (ESOP)
       33,087 and 42,925 shares at December 31, 2005 and 2004                                       (101)             (134)
    Retained earnings                                                                             15,465            14,982
    Accumulated other comprehensive (loss) income                                                    (82)              443
                                                                                               ---------          --------

              Total shareholders' equity                                                          26,147            31,246
                                                                                               ---------          --------

              Total liabilities and shareholders' equity                                         228,504           218,875
                                                                                               =========          ========

    See accompanying notes to consolidated financial statements.



                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                  Years ended December 31, 2005, 2004 and 2003
                        (In thousands, except share data)


                                                                            2005              2004             2003
                                                                            ----              ----             ----
Interest and dividend income:
    Loans                                                                 $ 8,403             7,269            7,112
    Securities                                                              2,287             2,624            2,114
    Federal funds sold and other short-term investments                       112                55              118

            Total interest and dividend income                             10,802             9,948            9,344

Interest expense:
    Deposits and escrow accounts                                            2,628             1,951            2,109
    Borrowings                                                                970             1,058              908

            Total interest expense                                          3,598             3,009            3,017

            Net interest income                                             7,204             6,939            6,327

Provision for loan losses                                                     497               556              445

            Net interest income after provision for loan losses             6,707             6,383            5,882

Noninterest income:
    Service charges                                                         2,377             2,472            2,350
    Net gains on securities transactions                                       70                58              141
    Net gains on sale of loans                                                104               120              470
    Increase in value of bank-owned life insurance                            219               221              233
    Insurance commissions and fees                                          1,774                 -                -
    Other                                                                     513               521              243

            Total noninterest income                                        5,057             3,392            3,437

Noninterest expenses:
    Salaries and employee benefits                                          5,347             4,328            4,200
    Occupancy and equipment                                                 1,457             1,334            1,233
    Data processing                                                           965               859              800
    Office supplies, printing and postage                                     245               229              334
    Professional fees                                                         720               489              529
    Director fees                                                             163               161              157
    Marketing and advertising                                                 206               191              239
    Other                                                                   1,301               935              930

            Total noninterest expenses                                     10,404             8,526            8,422

Income before income tax expense                                            1,360             1,249              897

Income tax expense                                                            177               140               66

            Net income                                                    $ 1,183             1,109              831

Basic net  income per share                                               $  0.50              0.43             0.32

Diluted net  income per share                                             $  0.49              0.42             0.31


See accompanying notes to consolidated financial statements.




                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                  Years ended December 31, 2005, 2004 and 2003
                 (In thousands, except share and per share data)

                                                                                       Unallocated            Accumulated
                                                                     Unvested            common                 other
                                                      Additional   restricted             stock                 compre-
                                                 Common   paid-in    stock    Treasury   held by   Retained     hensive
                                                 stock    capital    awards    stock       ESOP    earnings  income (loss) Total
                                                 -----    -------    ------    -----       ----    --------  ------------  -----

Balance at December 31, 2002                      27      3,392       (39)      (529)      (197)    13,981        301     16,936

Merger of Oswego County MHC pursuant to
reorganization (1,415,250 shares)                (14)       221        --         --         --         --         --        207

Exchange of common stock pursuant to
reorganization (1,282,697 shares exchanged        --         (2)       --         --         --         --         --         (2)

Net proceeds from stock offering
(1,510,733 shares)                                15     13,994        --         --         --         --         --     14,009

Purchase of treasury stock (60,429 shares)        --         --        --       (791)        --         --         --       (791)

Net proceeds from the exercise of stock
options (8,918 shares)                            --         35        --         --         --         --         --         35

Cash dividends ($0.16 per share)                  --         --        --         --         --       (422)        --       (422)

Issue restricted stock ( 35,765 shares)           --         42      (457)       435         --        (20)        --         --

Amortization of restricted stock, net of
cancellations                                     --         --        63         --         --         --         --         63

Tax benefit on vested restricted stock
and exe stock options                             --         39        --         --         --         --         --         39

Allocation of ESOP stock (9,836 shares)           --         93        --         --         31         --         --        124

Comprehensive income:
  Net income                                      --        --         --         --         --        831         --        831

Other comprehensive income                        --        --         --         --         --         --        259        259
                                                                                                                          ------

     Total comprehensive income                                                                                            1,090
                                                 -----    -------    ------    -----       ----    --------     ------    ------

Balance at December 31, 2003                      28     17,814      (433)      (885)      (166)    14,370        560     31,288

Purchase of treasury stock (65,700 shares)        --         --        --       (940)        --         --         --       (940)

Cash dividends ($0.19 per share)                  --         --        --         --         --       (497)        --       (497)

Net proceeds from the exercise of stock
options (15,609 shares)                            1         54        --         --         --         --         --         55

Amortization of restricted stock net
of cancellation (11,482 shares)                   --         (6)       110         --         --         --         --       104

Tax benefit on vested restricted
stock and exercised stock options                 --         93         --         --         --         --         --        93

Allocation of ESOP stock (9,837 shares)           --        119        --         --         32         --         --        151

Comprehensive income:
  Net income                                      --        --         --         --         --      1,109         --      1,109

Other comprehensive loss                          --        --         --         --         --         --       (117)      (117)
                                                                                                                          ------

       Total comprehensive income                                                                                            992
                                                 -----    -------    ------    -----       ----    --------     ------    ------

Balance at December 31, 2004                      29     18,074      (323)    (1,825)      (134)    14,982        443     31,246

Purchase of treasury stock (318,340
shares)                                           --         --        --     (5,426)        --         --         --     (5,426)

Cash dividends ($0.29 per share)                  --         --        --         --         --       (700)        --       (700)

Net proceeds from the exercise of stock
options (7,120 shares)                            --         35        --         --         --         --         --         35

Issue restricted stock (3,250 shares)             --         57       (57)        --         --         --         --         --

Amortization of restricted stock net of
cancellations (8,709 shares)                      --         --       103         --         --         --         --        103

Tax benefit on vested restricted
stock and exercised stock options                 --         56        --         --         --         --         --         56

Allocation of ESOP stock (9,838 shares)           --        142        --         --         33         --         --        175

Comprehensive income:
  Net income                                      --        --         --         --         --      1,183         --      1,183

Other comprehensive loss                          --        --         --         --         --         --       (525)      (525)
                                                                                                                          ------

Total comprehensive income                                                                                                   658
                                                 -----   ------      -----    -------      -----    ------       -----    ------

Balance at December 31, 2005                      29     18,364      (277)    (7,251)      (101)    15,465        (82)    26,147
                                                 =====   ======      =====    =======      =====    ======       =====    ======

See accompanying notes to consolidated financial statements.




                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES
                  Years ended December 31, 2005, 2004 and 2003
                      Consolidated Statements of Cash Flows
                                 (In thousands)

                                                                                     2005       2004         2003
                                                                                     ----       ----         ----
Cash flows from operating activities:
  Net income                                                                      $  1,183      1,109        831
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                   695        703        674
        Provision for loan losses                                                      497        556        445
        Net gain on securities transactions                                            (70)       (58)      (141)
        Net gain on sale of loans                                                     (104)      (120)      (470)
        Net gain on sale of premises and equipment                                      --       (129)        --
        Net increase in cash surrender value of life insurance                        (219)      (221)      (233)
        Net amortization of securities premiums                                        119        203        511
        Proceeds from sale of loans held for sale                                    9,473     16,939     59,404
        Loans originated for sale                                                   (9,304)   (16,431)   (58,101)
        Tax benefit on vested restricted stock and exercised stock options              56         93         39
        Deferred income tax (benefit) expense                                         (220)      (136)       318
        ESOP stock released for allocation and amortization of restricted stock        278        255        187
        Amortization of other intangible assets                                         99         --         --
        Change in:
          Accrued interest receivable                                                  (17)       (37)       (52)
          Other assets                                                                (206)      (162)      (264)
          Other liabilities                                                            623        206        606

                Net cash provided by operating activities                            2,883      2,770      3,754

Cash flows from investing activities:
Proceeds from sale of securities available for sale                                  5,253      3,316      9,313
Proceeds from maturity of and principal collected on securities available for        5,562     10,411     20,177
Proceeds from maturity of and principal collected on securities held to matur        1,227      1,388        424
Purchases of securities available for sale                                            (535)   (13,204)   (40,654)
Purchase of securities held to maturity                                                 --         --     (8,505)
Proceeds from sale (purchase) of Federal Home Loan Bank of New York stock              261       (346)      (353)
Disbursements for loan originations net of principal collections                   (15,084)   (16,241)   (11,778)
Proceeds from sale of premises and equipment                                            --        430         --
Purchase of insurance agency                                                        (1,496)        --         --
Purchase of bank-owned life insurance                                                   --         --       (350)
Purchases of premises and equipment                                                 (1,002)    (2,517)    (3,038)

                Net cash used in investing activities                               (5,814)   (16,763)   (34,764)

Cash flows from financing activities:
Net increase in demand, savings and money market deposits                           21,338      1,621      8,228
Net decrease in time deposits                                                          (47)       (26)    (2,260)
Net increase (decrease) in escrow deposits                                             116        (38)         8
Net decrease in stock subscription escrow                                               --         --    (15,107)
Net proceeds from stock offering and reorganization                                     --         --     14,214
Net (decrease) increase in short-term borrowing                                     (3,527)     3,675         --
Proceeds of long-term borrowing                                                         --     11,777     10,000
Repayment of long-term debt                                                         (4,814)    (8,950)      (450)
Net proceeds from the exercise of stock options                                         35         55         35
Purchase of treasury stock                                                          (5,426)      (940)      (791)
Dividends on common stock                                                             (700)      (497)      (422)

                Net cash provided by financing activities                            6,975      6,677     13,455

Net increase (decrease) in cash and cash equivalents                                 4,044     (7,316)   (17,555)

Cash and cash equivalents at beginning of period                                     7,956     15,272     32,827

Cash and cash equivalents at end of period                                        $ 12,000      7,956     15,272

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
        Interest                                                                  $  3,609      3,004      3,003
        Income taxes                                                                    37         35        123

  Non-cash investing and financing activities:
        Minimum pension liability decrease, net of tax                            $     --         --        383
        Transfer of loans to real estate owned                                          35         70        152
        Adjustment of securities available for sale to fair value, net of taxes       (525)      (117)      (124)

Acquisition of financial service company:
        Fair value of non-cash assets acquired in purchase acquisition            $    151         --         --
        Fair value of non-cash liabilities assumed in acquisition                   (1,039)        --         --

See accompanying notes to consolidated financial statements.


                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003



(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Bridge Street Financial, Inc. (the "Parent Company") is the parent company of Oswego County National Bank (the "Bank") and Ladd's Insurance Agency, Inc. ("Ladd's") referred to together as the "Company". The Parent Company is the successor of Oswego County Bancorp., Inc.

       The Company provides traditional community banking services for individuals and small-to-medium sized businesses through the Bank's seven branches in Oswego and Onondaga counties of New York State. The Bank is subject to regulation by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (FDIC).

       Oswego County Bancorp, Inc., Oswego County MHC, and Oswego County Savings Bank completed a "second-step" conversion and the Bank reorganized from the two-tier mutual holding company structure to the stock holding company structure and converted to a national bank. The reorganization of the Bank to a national bank was completed on January 15, 2003. As a result of the second-step conversion, weighted average share and per share amounts have been restated giving retroactive recognition to the second-step conversion ratio of 1.02612. The second-step conversion was accounted for as a change in corporate form with no resulting change in the historical basis of the Company's assets, liabilities, and equity.

       The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and reporting practices followed by the banking industry. The more significant policies are described below.


       (A)    BASIS OF PRESENTATION

              The consolidated financial statements include the accounts of Bridge Street Financial, Inc. and its subsidiaries, Oswego County National Bank and Ladd's. All inter-company accounts and transactions have been eliminated in consolidation. The Company utilizes the accrual method of accounting for financial reporting purposes. The prior years' consolidated financial statements are reclassified whenever necessary to conform to the current year's presentation.


       (B)    USE OF ESTIMATES

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Significant items subject to such estimates and assumptions include the allowance for loan losses, valuation of deferred tax assets, mortgage servicing rights and obligations related to employee benefits. Actual results could differ from those estimates.

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003



       (C)    SECURITIES

              The Company classifies its securities as either available for sale or held to maturity, as the Company does not hold any securities considered to be trading. Held to maturity securities are those debt securities for which the Company has the positive intent and the ability to hold until maturity. All other securities not included in held to maturity are classified as available for sale.

              Held to maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts. Available for sale securities are recorded at fair value. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from earnings and are reported as accumulated other comprehensive income or loss until realized. Non-marketable equity securities are included in securities available for sale at cost since there is no readily available market value.

              A decline in the fair value of any available for sale or held to maturity security below cost, that is deemed other than temporary, is charged to earnings resulting in the establishment of a new cost basis for the security.

              Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Realized gains and losses on securities are recognized on the trade date and are determined using the specific identification method for determining the cost of securities sold.

       (D)    LOANS

              Loans (other than those held for sale) are reported at the principal amount outstanding, net of any deferred loan origination fees and/or costs and the allowance for loan losses. Loan origination costs net of any origination fees are amortized over the estimated life of the loan under the interest method.

              Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Net unrealized losses are recognized through a valuation allowance by charges to income.

              The Company recognizes as separate assets the rights to service mortgage loans for others, regardless of how those servicing rights were acquired. Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. Mortgage servicing rights are evaluated for impairment by comparing the asset's amortized cost to its current estimated fair value. Fair values are estimated using current market prices on servicing for sales of similar loans. In making impairment evaluations, mortgage servicing rights are stratified into groups based on one or more of the predominant risk characteristics of the underlying loans. Impairment losses are recognized through a valuation allowance for each stratified group of servicing rights having a current fair value that is less than amortized cost. Adjustments to increase (decrease) the valuation allowance are charged (credited) to income.

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003



              Generally, the Company places all loans that are 90 days or more past due, including impaired loans, on non-accrual status. In addition, the Company places any loan on non-accrual status prior to the loan becoming 90 days past due if there is doubt as to the collection of principal or interest. When a loan is placed on non-accrual status, total interest accrued and unpaid to date is reversed by a charge to interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. Loans are removed from non-accrual status when they become current as to principal and interest, or when, in the opinion of management, the loans are expected to be fully collectible as to principal and interest.

       (E)    ALLOWANCE FOR LOAN LOSSES

              The Company's provision for loan losses charged to operations is based upon management's evaluation of the loan portfolio. The allowance for loan losses is maintained at a level that management believes, to the best of its knowledge, is at a level at each reporting date, to cover known and inherent losses in the loan portfolio that are both probable and reasonably estimable. Management's judgment is based upon, but not limited to, periodic evaluation of the portfolio, past loss experience and current economic conditions. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examinations.

              The Company considers a loan impaired (usually commercial related loans) when, based on current information and events, it is probable that it will be unable to collect all amounts of principal and interest under the original terms of the agreement. In addition, certain loans restructured in a troubled debt restructuring are also considered impaired loans. Large groups of smaller balance, homogeneous loans such as the Company's residential mortgages, home equity loans and consumer loans are collectively evaluated for impairment. Accordingly, the Company measures impaired commercial mortgages and commercial loans based on the present value of future cash flows discounted at the loan's effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. The Company's impaired loans are generally collateral dependent. Impairment losses are recognized as a component of the allowance for loan losses.

       (F)    REAL ESTATE OWNED

              Real estate owned includes property acquired through, or in lieu of, formal foreclosure. Write-downs to estimated fair value which are required at the time of foreclosure are charged to the allowance for loan losses. After transfer, the property is carried at the lower of carrying amount or fair value, less estimated selling expenses. Adjustments to the carrying value of such properties that result from subsequent declines in fair value are charged to operations in the period in which the declines occur.

       (G)    PREMISES AND EQUIPMENT

              Land is carried at cost, and buildings, furniture and equipment are stated at cost less accumulated depreciation. Depreciation is computed primarily on the straight-line method over the estimated service lives of the assets. Estimated useful lives for buildings are 39 years and for furniture and equipment are 3 to 10 years.

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003



(H)      INSURANCE, COMMISSION AND FEES

              Commissions from the sale of insurance products are recorded as income when earned.

       (I)    BANK-OWNED LIFE INSURANCE

              Bank-Owned Life Insurance ("BOLI") is stated on the Company's consolidated statements of financial condition at its current cash surrender value. Increases in BOLI's cash surrender value are reported as other operating income in the Company's consolidated statements of income.

       (J)    GOODWILL AND OTHER INTANGIBLES

              Goodwill represents the excess purchase price over the fair value of the tangible net assets. Goodwill is not amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Other intangibles represent customer related intangibles. Other intangibles are amortized on an accelerated basis. The Company periodically reviews its other intangible assets for changes in circumstances that may indicate the carrying amount of the asset is impaired.

       (K)    INCOME TAXES

              Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for tax carryforwards such as charitable contributions. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. If it is more likely than not that all or a portion of the Company's deferred tax assets will not be realized, a valuation allowance is established by a charge to income tax expense. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period which includes the enactment date.

       (L)    PENSION AND OTHER POSTRETIREMENT BENEFITS

              The Company has a defined benefit pension plan covering substantially all of its employees. Benefits are based on credited years of service and the employee's average compensation prior to retirement. The Company's funding policy is to contribute annually at least the minimum required by law.

              The Company sponsors an unfunded defined benefit plan that provides postretirement medical and life insurance benefits for certain employees who retired prior to December 31, 2000. Employees are required to contribute a portion of the medical insurance premium.

       (M)    STOCK-BASED COMPENSATION

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

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003



              The Company accounts for stock options granted under its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. Accordingly, compensation expense is recognized only if the exercise price of the option is less than the fair value of the underlying stock at the grant date. SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages entities to recognize the fair value of all stock-based awards on the date of the grant as compensation expense over the vesting period. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure of net income and earnings per share as if the fair-value-based method defined in SFAS No. 123 had been applied.

              The fair value of each option grant is estimated on the dates of grant using the Black-Scholes option-pricing model. There were no options granted in 2005 and 2004. The fair value estimated for the options granted on July 24, 2003 was based on the following assumptions: dividend yield 1.28%; expected volatility 15%; risk free interest of 5.00%; expected life of 5 years. The estimated weighted average fair value of the options granted during 2003 was $2.62 per option. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123 and recognized the cost over the vesting period, the Company's net income and earnings per share would have been reduced to pro forma amounts indicated below:


                                                                                           December 31,

      (in thousands, except per share data)                                    2005             2004            2003
                                                                              -----            -----           -----
      Net income
           As reported                                                      $ 1,183            1,109             831

      Add:      Stock-based compensation for restricted stock,
                net of tax                                                       62               63              39

      Deduct:   Total stock-based compensation expense
                determined under fair value based method
                for all awards, net of tax                                       96              104              63
                                                                              -----            -----           -----
           Pro forma net income                                             $ 1,149            1,068             807
                                                                              =====            =====           =====


      Basic earnings per share:
           As reported                                                      $  0.50             0.43            0.32
           Pro forma                                                           0.49             0.42            0.31


      Diluted earnings per share:
           As reported                                                      $  0.49             0.42            0.31
           Pro forma                                                           0.47             0.40            0.30


                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003


              Because the Company's stock options have characteristics significantly different from those of traded options for which the Black-Scholes model was developed, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of fair value of its stock options. In addition, the effect on reported net income and earnings per share may not be representative of the effects on reported net income or earnings per share for future years. Additional information regarding the Company's stock options is located in note 17.


              Restricted stock awards are also accounted for in accordance with APB Opinion No. 25. The fair value of the shares awarded, measured as of the grant date, is recognized as unearned compensation (a component of shareholders' equity) and amortized to compensation expense over the required service period of the employees.

       (N)    EARNINGS PER SHARE

              Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed in a manner similar to that of basic earnings per share except that the weighted average number of common shares outstanding is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares (such as stock options and unvested restricted stock) were issued during the reporting period using the treasury stock method. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for either the basic or diluted earnings per share calculations.

        (O)   CASH AND CASH EQUIVALENTS

              For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and Federal funds sold and other short-term investments with original maturities of 90 days or less.

       (P)    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

              The Company's primary off-balance sheet financial instruments are commercial and residential mortgage commitments, stand-by letters of credit, unused portions of lines of credit and commitments to sell residential mortgage loans. These off-balance sheet items are shown in the Company's statement of financial condition upon funding.

        (Q)   COMPREHENSIVE INCOME (LOSS)

              Comprehensive income, presented in the consolidated statements of changes in shareholders' equity, consists of net income, the net change for the period in after-tax unrealized gains or losses on securities available for sale and the net change in the minimum pension liability, after tax. Accumulated other comprehensive income (loss), in the accompanying statements of financial condition, represents the net unrealized gains or losses on securities available for sale.

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003


       (R)    SEGMENT INFORMATION

              Public companies are required to report financial and other information about key revenue producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. The Company has two business segments, banking and financial services. The financial service segment consists of the insurance agency business acquired as of March 1, 2005.


       (T)    RECENTLY ISSUED ACCOUNTING PRINCIPALS

              In December 2004, the FASB issued SFAS No. 123R, SHARE-BASED PAYMENT. This Statement is a revision of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION and supersedes ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and its related implantation guidance. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If any equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. Excess tax benefits, as defined by this Statement, will be recognized as an addition to paid-in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash flows. This Statement is effective for the Company as of January 1, 2006 and may be adopted prospectively or retrospectively. The Company will adopt the Statement using the modified prospective method and it is expected that the pretax expense to be recognized in 2006 will be $51,300 based upon unvested options outstanding at December 31, 2005.

(1)      ACQUISITION

         On March 4, 2005, Bridge Street Financial, Inc. acquired 100% of the stock of Ladd's Agency, Inc., an insurance agency with offices in North Syracuse and Auburn, New York, in a cash transaction. The aggregate purchase price was approximately $1,785,000, which included cash payments of $1,621,000 and capitalized transaction costs of $164,000. In addition, Ladd's Agency shareholders may receive an aggregate of $770,000 if Ladd's Agency meets certain performance targets in each of the next three years. The results of operations of the insurance agency will be included in the consolidated statements of Bridge Street Financial, Inc. from March 1, 2005, the effective date of the transaction. The excess of the purchase price over the fair value of identifiable assets acquired less liabilities assumed resulted in identifiable other intangible assets of $1,253,000, goodwill of $1,631,000 and deferred tax liabilities of $501,000. The identifiable other intangible assets are being amortized over 20 years using the sum of the years digits method.

         The following table presents unaudited pro forma information as if the acquisition of Ladd's Agency had been consummated as of the beginning the 2003. This pro forma information gives effect to certain adjustments, including purchase accounting adjustments, amortization of intangibles and income tax effects. The pro forma information does not necessarily reflect the results of operations that would have occurred had the Company acquired Ladd's Agency at the beginning of 2003.

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003



                                              Years ended December 31,
(In thousands, except per share data)      2005          2004         2003
                                          -----         -----        -----
                                               (Pro forma - Unaudited)
Net interest income after
     provision for loan losses            6,698         6,327        5,826
Noninterest income                        5,414         5,396        5,277
Noninterest expense                      10,644        10,347       10,129
Net income                                1,249         1,187          974

Basis earnings per share                   0.53          0.46         0.34
                                         ======        ======       ======

Diluted earnings per share                 0.52          0.45         0.33
                                         ======        ======       ======


 (3)   SECURITIES

       The amortized cost and fair value of securities are as follows:

                                                                     DECEMBER 31, 2005
                                               ------------------------------------------------------------
                                                                  GROSS           GROSS
                                                 AMORTIZED      UNREALIZED      UNREALIZED         FAIR
                                                  COST            GAINS          LOSSES            VALUE
                                               ------------    ------------    ------------    ------------
                                                                       (In thousands)
Securities available for sale:
      Debt securities:
         United States Government
           sponsored enterprises               $     3,487               -              82           3,405
         Municipal securities                       16,421             442              51          16,812
         Mortgage-backed securities:
           FNMA                                     12,482               1             324          12,159
           FHLMC                                     1,551               -              10           1,541
           Private Issuers                              27               -               -              27
                                               ------------    ------------    ------------    ------------
                 Total mortgage-
                    backed securities               14,060               1             334          13,727
                                               ------------    ------------    ------------    ------------

                 Total debt securities              33,968             443             467          33,944
                                               ------------    ------------    ------------    ------------
Equity securities:
      FNMA preferred stock                             500               -              20             480
      FHLMC preferred stock                          3,500               -              92           3,408
      Nonmarketable equity
         securities                                    380               -               -             380
                                               ------------    ------------    ------------    ------------
                 Total equity
                    securities                       4,380               -             112           4,268
                                               ------------    ------------    ------------    ------------
                 Total securities
                    available for sale         $    38,348             443             579          38,212
                                               ============    ============    ============    ============
Securities held to maturity:
      Debt securites:
         Mortgage-backed securities:
           FNMA                                $     5,459               -             120           5,339
                                               ============    ============    ============    ============




                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003


                                                                December 31, 2004
                                                                             Gross              Gross
                                                       Amortized           unrealized        unrealized
                                                          Cost               gains             losses           Fair Value
                                                          ----               -----             ------           ----------
                                                                      (In thousands)
Securities available for sale:
       Debt securities:
          United States Government
             sponsored enterprises                    $  4,230                 19                33              4,216
          Municipal securities                          16,950                750                39             17,661
          Corporate securities                           1,763                 69                 -              1,832
          Mortgage-backed securities:
             GNMA                                            2                  -                 -                  2
             FNMA                                       16,045                 45                80             16,010
             FHLMC                                       4,864                 17                44              4,837
             Private Issuers                               441                  -                 -                441
                                                      --------             ------             -----            -------

                    Total mortgage-
                       backed securities                21,352                 62               124             21,290
                                                      --------             ------             -----            -------

                    Total debt securities               44,295                900               196             44,999
                                                      --------             ------             -----            -------

Equity securities:
       FNMA preferred stock                                501                  -                 5                496
       FHLMC preferred stock                             3,500                 50                11              3,539
       Nonmarketable equity
          securities                                       378                  -                 -                378

                    Total equity
                       securities                        4,379                 50                16              4,413

                    Total securities
                       available for sale             $ 48,674                950               212             49,412
                                                      ========             ======             =====            =======

Securities held to maturity:
       Debt securites:
          Mortgage=backed securities:
             FNMA                                     $  6,686                 56                 -              6,742
                                                      ========             ======             =====            =======


       Proceeds from the sale of securities available for sale during 2005 were approximately $5,253,000 with gross gains of $111,000 and gross losses of $41,000 realized on those sales. Proceeds from the sale of securities available for sale during 2004 were $3,316,000 with gross gains of $86,000 and gross losses of $28,000. Proceeds from the sale of securities available for sale during 2003 were approximately $9,313,000 with gross gains of $141,000 realized on those sales.

       The carrying value of securities available for sale pledged to secure borrowings and deposits was approximately $26,851,000 at December 31, 2005.


                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003



       The following is a tabulation of debt securities, excluding mortgage-backed securities, by contractual maturity as of December 31, 2005. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                      December 31, 2005
                                                  -------------------------
                                                  Amortized           Fair
                                                     Cost             Value
                                                     ----             -----
                                                        (In thousands)

Due in one year or less                                -                -
Due after one year through five years              5,124            5,183
Due after five years through ten years             8,817            8,986
Due after ten years                                5,967            6,048
                                                  19,908           20,217


       The following table presents the fair value and the unrealized loss on securities that were temporarily impaired as of December 31, 2005 and 2004.



                                                                          December 31, 2005
                                                 Less than 12 months      12 months or more           Total
                                                ------------------      ------------------      ------------------
                                                            Unrealized              Unrealized              Unrealized
                                                Fair Value    Loss      Fair Value    Loss      Fair Value    Loss
                                                ----------    ----      ----------    ----      ----------    ----
                                                                         (In thousands)
Debt securities:
    United States Government
        sponsored enterprises                     $ 1,484        17       1,921        65       3,405          82
    Municipal securities                              831         7       1,469        44       2,300          51
    Federal agency mortgage-backed securities      13,517       263       5,414       191      18,931         454
                                                  -------      ----      ------      ----     -------        ----

        Total debt securities                      15,832       287       8,804       300      24,636         587

Equity securities                                   3,409        91       4,780        21       8,189         112
                                                  -------      ----      ------      ----     -------        ----

        Total temporarily impaired securities     $19,241       378      13,584       321      32,825         699
                                                  =======      ====      ======      ====     =======        ====

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

                                                                                DECEMBER 31, 2004
                                                       LESS THAN 12 MONTHS      12 MONTHS OR MORE             TOTAL
                                                      ----------------------  ----------------------  ----------------------
                                                                  UNREALIZED              UNREALIZED              UNREALIZED
                                                      FAIR VALUE    LOSS      FAIR VALUE    LOSS      FAIR VALUE    LOSS
                                                      ----------  ----------  ----------  ----------  ----------  ----------
       Debt securities:
         United States Government
            sponsored enterprises                     $   1,951          33           -           -       1,951          33
         Municipal securities                             1,088          20         647          19       1,735          39
         Federal agency mortgage-backed securities        7,819          42       4,416          82      12,235         124

                                                      ----------  ----------  ----------  ----------  ----------  ----------

            Total debt securities                        10,858          95       5,063         101      15,921         196

       Equity securities                                  1,985          16           -           -       1,985          16
                                                      ----------  ----------  ----------  ----------  ----------  ----------

            Total temporarily impaired securities     $  12,843         111       5,063         101      17,906         212
                                                      ==========  ==========  ==========  ==========  ==========  ==========

       The unrealized losses are a result of the change in market interest rates and are not a result of the issuers' ability to repay future obligations. All of the Company's temporarily impaired securities are rated investment grade. Because the decline in fair value is attributed to changes in interest rates and not credit quality, and because the Company has the intent and ability to hold these securities until a market price recovery or maturity, these securities are not considered other-than-temporarily impaired.


(4)    OTHER COMPREHENSIVE INCOME (LOSS)

       The following summarizes the components of other comprehensive income for the years ended December 31, 2005, 2004 and 2003:

                                                                                         DECEMBER 31,
                                                                   ---------------------------------------------------------
                                                                         2005                2004                2003
                                                                   -----------------   -----------------   -----------------
                                                                    (In thousands)
Other comprehensive (loss) income, before tax:
       Net unrealized holding loss on securities                  $            (804)               (135)                (68)

       Reclassification adjustment for securities gains
                      included in net income                                    (70)                (58)               (141)
                                                                   -----------------   -----------------   -----------------
       Net unrealized loss on securities                                       (874)               (193)               (209)

       Elimination of minimum pension liability                                   -                   -                 638
                                                                   -----------------   -----------------   -----------------

       Other comprehensive (loss) income before tax                            (874)               (193)                429

         Income tax benefit (expense) related to items
                      of other comprehensive income                             349                  76                (170)
                                                                   -----------------   -----------------   -----------------

              Other comprehensive (loss) income, net of tax        $           (525)               (117)                259
                                                                   =================   =================   =================

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003


(5)    LOANS

       The following is a summary of loans outstanding:

                                                        DECEMBER 31,
                                              --------------------------------
                                                   2005             2004
                                              ---------------  ---------------
                                                      (In thousands)

         Residential mortgages and
                   home equity loans          $       73,206           62,102
         Commercial mortgages                         38,179           35,535
         Commercial loans                             27,558           24,743
         Consumer loans                               10,184           12,171
                                              ---------------  ---------------
                   Total loans                       149,127          134,551

         Allowance for loan losses                    (1,376)          (1,352)
                                              ---------------  ---------------

                   Net loans                  $      147,751          133,199
                                              ===============  ===============

       In addition, the Company had $269,000 and $334,000 of mortgage loans held for sale at December 31, 2005 and 2004.

       The Company's primary market area is generally Oswego County and Onondaga County in central New York State. Substantially all of the Company's portfolio is located in these marketing areas and, accordingly, the ultimate collectibility of the Company's loan portfolio is susceptible to changes in market conditions in these areas. The Company's concentration of credit risk by loan type is shown in the above schedule of loans outstanding. Other than general economic risks, there are no material concentrations of credit risk to any industry or individual borrower.


(6)    ALLOWANCE FOR LOAN LOSSES

       The following is a summary of changes in the allowance for loan losses:

                                                              YEARS ENDED DECEMBER 31,
                                               --------------------------------------------------
                                                     2005             2004             2003
                                               ----------------  ---------------   --------------
                                                                 (In thousands)
        Balance at beginning of year           $         1,352            1,183            1,190
        Provision for loan losses                          497              556              445
        Loan charge-offs                                  (487)            (441)            (491)
        Recoveries                                          14               54               39
                                               ----------------  ---------------   --------------

        Balance at end of year                 $         1,376            1,352            1,183
                                               ================  ===============   ==============

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003


       The principal balance of all loans not accruing interest amounted to approximately $1,030,000 and $1,055,000 at December 31, 2005 and 2004,
       respectively. The forgone interest income on non-accruing loans was approximately $50,000, $52,000 and $72,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

       At December 31, 2005 and 2004, and for the year ended December 31, 2005, the Company had no loans classified as impaired loans. The average recorded investment in impaired loans was approximately $154,000 and $281,000 for the years ended December 31, 2004 and 2003, respectively. The amount of interest income recognized on impaired loans (while such loans were considered impaired) was $9,000 for the year ended December 31, 2004 and $12,000 for the year ended December 31, 2003.


(7)    MORTGAGE SERVICING RIGHTS

       The following is a summary of changes in the net carrying value of mortgage servicing rights for the years ended December 31, 2005, 2004 and 2003:

                                                                 YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------------
                                                           2005             2004             2003
                                                      ---------------  ---------------  ---------------
                                                                       (In thousands)
       Balance at beginning of year                   $          994              937              467
       Mortgage servicing rights for loans sold                   98              168              583
       Amortization                                             (137)            (111)            (113)
                                                      ---------------  ---------------  ---------------

       Balance at end of year                         $          955              994              937
                                                      ===============  ===============  ===============

       The Company estimates future amortization expense over the next five years for mortgage servicing rights outstanding at December 31, 2005 to be $135,000 per year.

       There was no valuation allowance for impaired servicing rights at December 31, 2005, 2004 and 2003. Based upon management's evaluation, the aggregate fair value of the mortgage servicing rights approximates the carrying value.

       The Company services loans for others of $96,747,000 and $99,471,000 at December 31, 2005 and 2004, respectively.

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003


(8)    PREMISES AND EQUIPMENT

       Premises and equipment at December 31, 2005 and 2004 consist of the following:

                                                            DECEMBER 31,
                                                   --------------------------------
                                                        2005             2004
                                                   ---------------   --------------
                                                             (In thousands)
        Land                                       $        2,005            1,792
        Buildings and improvements                          7,573            7,155
        Furniture, fixtures, and equipment                  3,913            3,514
                                                   ---------------   --------------
                                                           13,491           12,461

        Accumulated depreciation                           (4,484)          (3,791)
                                                   ---------------   --------------

             Premises and equipment, net           $        9,007            8,670
                                                   ===============   ==============

       Depreciation expense was approximately $695,000, $703,000 and $674,000 for the years ended December 31, 2005, 2004 and 2003, respectively.


(9)    GOODWILL AND INTANGIBLE ASSETS

       The following table presents information regarding the Company's goodwill for 2005.

              Balance at January 1, 2004               $         318

                     Acquisition                               1,631
                                                       --------------

              Balance at December 31, 2005             $       1,949
                                                       ==============


       The following table presents information regarding the Company's amortizing intangible assets at December 31, 2005.

                                                      Gross                                    Net
                                                     Carrying          Accumulated           Carrying
                                                      Amount          Amortization            Amount
                                                  ---------------  --------------------   ---------------
                                                                     (In thousands)
        Amortizing intangible assets:

                Customer related                  $        1,253                    99             1,154
                                                  ===============  ====================   ===============

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003



       Estimated future amortization expense over the next five years for intangible assets outstanding at December 31, 2005 is as follows (in thousands).

                   2006                      $         114
                   2007                                109
                   2008                                102
                   2009                                 97
                   2010                                 91
        Thereafter                                     641
                                             --------------
                                             $       1,154
                                             ==============

(10)   TIME DEPOSITS

       Time deposit contractual maturities are summarized as follows:

                                                                DECEMBER 31,
                                                       --------------------------------
                                                           2005              2004
                                                       --------------   ---------------
                                                               (In thousands)
         With in one year                              $      34,019            33,546
         After one year and within two years                  11,265             9,393
         After two years and within three years                3,244             4,615
         After three years and within four years               1,384             2,254
         After four years and within five years                1,137             1,288
                                                       --------------   ---------------

                                                       $      51,049            51,096
                                                       ==============   ===============

       Certificates of deposit of $100,000 and over were approximately $15,853,000 and $16,152,000 at December 31, 2005 and 2004, respectively.
       Deposit balances up to $100,000 are FDIC insured.


(11)   SHORT-TERM BORROWINGS

       The Company has two lines of credit available from the Federal Home Loan Bank of New York ("FHLB-NY") under an overnight and one-month borrowing facility of approximately $21.9 million for each at December 31, 2005 and $10.4 million each at December 31, 2004. At December 31, 2005 the Company's credit lines were unused. At December 31, 2004 the Company had outstanding borrowings under the overnight line of credit of $3,675,000. Also, available to the Company were an overnight credit plus line of $4.6 million and $9.0 million at December 31, 2005 and 2004, respectively, from the FHLB-NY and a $5.0 million line of credit with a commercial bank at December 31, 2005 and 2004.

       At December 31, 2005 the Company had other short-term borrowings of $148,000 primarily consisting of $145,000 Ladd's Agency's notes payable and $3,000 of capital leases.

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003



(12)   LONG-TERM DEBT

         Long-term debt is principally fixed rate advances from the FHLB-NY. Information on the borrowings at December 31, 2005 and 2004 is summarized as follows:

                                                                             December 31, 2005
                                                   ---------------------------------------------------------------------
    Maturity date                                      Amount                   Rate                    Call date
    ---------------------------------              ---------------           -----------           ---------------------
                                                  (In thousands)
    Federal Home Loan Bank term advances
      August 11, 2006                                       1,700                 2.78%            Non-callable
      November 6, 2006                                      6,000                 3.07%            Non-callable
      December 21, 2006                                       750                 5.31%            Non-callable


      August 8, 2007                                        4,000                 4.60%            Non-callable
      August 11, 2008                                       1,700                 3.74%            Non-callable
      August 13, 2007                                       1,700                 3.33%            Non-callable
      December 15, 2008                                     2,000                 3.80%            Non-callable
      December 14, 2009                                     2,777                 3.99%            Non-callable
      December 23, 2009                                     1,000                 4.16%            Non-callable
                                                   ---------------
      Total advances                                       21,627

    Other long-term borrowings
      Other notes payable                                     317                 7.16%
      Capitalized leases                                       28                -

                                                   ---------------           -----------
                                                   $       21,972                 3.86%
                                                   ===============

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003


                                                                            December 31, 2004
                                                   ---------------------------------------------------------------------
                                                   (in thousands)

      Maturity date                                    Amount                   Rate                    Call date
      -------------------------------              ---------------           -----------           ---------------------
      April 12, 2005                                        4,000                 7.15%            Non-callable
      August 11, 2005                                       1,700                 2.12%            Non-callable
      December 21, 2005                                       750                 4.97%            Non-callable
      August 11, 2006                                       1,700                 2.78%            Non-callable
      November 6, 2006                                      6,000                 3.07%            Non-callable
      December 21, 2006                                       750                 5.31%            Non-callable
      August 13, 2007                                       1,700                 3.33%            Non-callable
      August 11, 2008                                       1,700                 3.74%            Non-callable
      December 15, 2008                                     2,000                 3.80%            Non-callable
      December 14, 2009                                     2,777                 3.99%            Non-callable
      December 23, 2009                                     1,000                 4.16%            Non-callable
      June 6, 2011                                          2,000                 4.50%            Quarterly
                                                   ---------------           -----------
                                                   $       26,077                 4.10%
                                                   ===============

       The advances are collateralized by FHLB-NY stock owned by the Company and mortgage-backed securities with a fair value of approximately $4.5 million at December 31, 2005 and $6.5 million at December 31, 2004. In addition, the advances are collateralized by a blanket lien on the Company's 1-4 family mortgage loans.


(13)   INCOME TAXES

       Income tax expense (benefit) attributable to income before income taxes consisted of the following:

                                                  CURRENT               DEFERRED                 TOTAL
                                           -------------------    -------------------    -------------------
                                                                     (IN THOUSANDS)
         Year ended
             December 31, 2005:
                Federal                  $              622                    (483)                  139
                State                                    96                     (58)                   38
                                           -------------------    -------------------    -------------------

                    Total                $              718                    (541)                  177
                                           ===================    ===================    ===================

         Year ended
             December 31, 2004:
                Federal                  $              207                    (123)                   84
                State                                    69                     (13)                   56
                                           -------------------    -------------------    -------------------

                    Total                $              276                    (136)                  140
                                           ===================    ===================    ===================

         Year ended
             December 31, 2003:
                Federal                 $              (295)                    310                    15
                State                                    43                       8                    51
                                           ----------------       -------------------    -------------------

                    Total                $             (252)                    318                    66
                                           ==================     ===================    ===================

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003



       Actual income tax expense attributable to income before income taxes differed from the amounts computed by applying the Federal statutory income tax rate to pre-tax income as follows:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                      ------------------------------------------------
                                                                          2005             2004             2003
                                                                      --------------   --------------   --------------
                                                                                       (In thousands)
Federal income tax expense
      at statutory rate                                          $              462              425              305

Increase (decrease) resulting from:
      Tax-exempt income on securities                                          (314)            (296)            (280)
      State taxes, net of Federal income
            tax effect                                                           25               37               33

      Income from bank-owned life insurance                                     (74)             (75)             (79)
      Valuation allowance on charitable contribution carryover                    -                -               51
      Nondeductible expenses                                                     53               44               35
      Other, net                                                                 25                5                1
                                                                      --------------   --------------   --------------

Actual income tax expense                                        $              177              140               66
                                                                      ==============   ==============   ==============

Effective tax rate                                                            13.0%            11.2%             7.4%
                                                                      ==============   ==============   ==============

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003



       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31 are presented below:

                                                                                 DECEMBER 31,
                                                                        ----------------------------
                                                                             2005           2004
                                                                        --------------  ------------
                                                                                (In thousands)
Deferred tax assets:
      Allowance for loan losses                                         $          537           527
      Postretirement benefit                                                       282           270
      Deferred compensation                                                        663           550
      Charitable contribution carryover                                             47            55
      AMT credit carryforward                                                      700           267
      Net unrealized loss on securities held for sale                               54             -
      Restricted stock plan                                                         20            20
                                                                         -------------  ------------
             Total deferred tax assets                                           2,303         1,689
                                                                         -------------  ------------

Deferred tax liabilities:
      Excess tax bad debt reserve over base year                                    99           122
      Depreciation                                                                 304           305
      Prepaid pension asset                                                        328           325
      Mortgage servicing rights                                                    372           387
      Net unrealized gain on securities available for sale                           -           295
      Goodwill and other intangible assets                                         491            20
      Deferred loan fees                                                           262           177
      Other                                                                          6             6
                                                                         -------------  ------------
             Total deferred tax liabilities                                      1,862         1,637
                                                                         -------------  ------------

Net deferred tax assets at end of year                                             441            52
Net deferred tax assets (liabilities) at beginning of year                          52          (160)
                                                                         -------------  ------------
Change in net deferred tax assets                                                  389           212
      Change in deferred tax (asset) liability on net unrealized
             gain / loss on securities available for sale                         (349)          (76)
      Net deferred tax liability attributable to purchase accounting               501             -
                                                                         -------------  ------------
Deferred tax benefit                                                    $          541           136
                                                                         =============  ============


       In accordance with SFAS No. 109, the Company has not recognized deferred tax liabilities with respect to the Bank's federal and state base-year reserves of approximately $1,107,000 at December 31, 2005, since the Company does not expect that these amounts will become taxable in the foreseeable future. Under current tax law, events that would result in taxation of these reserves include redemptions of the Bank's stock, certain excess distributions to the Parent Company or failure by the institution to qualify as a bank for federal income tax purposes. The unrecognized deferred tax liability at December 31, 2005 with respect to the base-year reserves was approximately $430,000.

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003



       Realization of deferred tax assets is dependent upon the generation of future taxable income or the existence of sufficient taxable income within the loss carryback period. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, management considers the scheduled reversal of the deferred tax liabilities, the level of historical taxable income and projected future taxable income over the periods in which the temporary differences comprising the deferred tax assets will be deductible. As a result of management's assessment there was no valuation allowance required at December 31, 2005 and 2004. At December 31, 2003, management determined that a valuation allowance of $59,000 was necessary to provide for charitable contribution carry forward that would most likely expire unused. During 2004, this charitable contribution carry forward amount did expire unused and the corresponding deferred tax asset was written off against the valuation allowance recorded in 2003.

(14)   EARNINGS PER SHARE

       The following table sets forth certain information regarding the calculation of basic and diluted earnings per share for the years ended December 31, 2005, 2004 and 2003. Unallocated ESOP shares are not considered outstanding for earnings per share computations. The ESOP shares become outstanding for earnings per share computations when they are released for allocation.

                                                                      YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------------------
                                                              2005               2004               2003
                                                          --------------    ---------------    ---------------
                                                                 (In thousands, except per share data)
Net income available to common stockholders            $          1,183              1,109                831
                                                          ==============    ===============    ===============

       Basic weighted average shares outstanding              2,359,252          2,557,691          2,598,977
                                                          --------------    ---------------    ---------------

       Dilutive effect of potential
             Stock options                                       72,820             82,429             62,586
             Restricted stock                                     3,296              3,975              3,196
                                                          --------------    ---------------    ---------------

       Diluted weighted average shares outstanding            2,435,368          2,644,095          2,664,759
                                                          ==============    ===============    ===============

Basic earnings per share                               $           0.50               0.43               0.32
                                                          ==============    ===============    ===============

Diluted earnings per share                             $           0.49               0.42               0.31
                                                          ==============    ===============    ===============

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003



(15)   BENEFIT PLANS

       PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

       The following table sets forth the defined benefit pension plan's and the other postretirement benefit plan's change in benefit obligation, change in fair value of plan assets, and the funded (deficit) status for the years ended December 31, 2005 and 2004, using the most recent actuarial data measured at October 1, 2005 and 2004 for the defined benefit pension plan and at December 31, 2005 and 2004 for the postretirement benefit plan:

                                                                                    POSTRETIREMENT
                                                             PENSION BENEFITS          BENEFITS
                                                            ------------------    ------------------
                                                              2005       2004       2005       2004
                                                            -------    -------    -------    -------
                                                                         (In thousands)
       Change in projected benefit obligation:
          Benefit obligation at beginning of year           $ 4,657      4,285        846        751
          Service cost                                          225        207         --         --
          Interest cost                                         274        262         49         45
          Actuarial (gain) loss                                 (49)       205         --         73
          Benefits paid                                        (188)      (185)       (24)       (23)
          Settlements                                            --       (117)        --         --
                                                            -------    -------    -------    -------

                 Benefit obligation at end of year            4,919      4,657        871        846
                                                            -------    -------    -------    -------

       Change in plan assets:
          Fair value of plan  assets at  beginning
       of year                                                4,095      3,776         --         --
          Actual return on plan assets                          497        369         --         --
          Employer contributions                                234        252         24         23
          Benefits paid                                        (188)      (185)       (24)       (23)
          Settlements                                            --       (117)        --         --
                                                            -------    -------    -------    -------
                 Fair value of plan assets at end of year     4,638      4,095         --         --
                                                            -------    -------    -------    -------

       Funded (deficit) status                                 (281)      (562)      (871)      (846)
       Unamortized net obligation at transition                  --         --         94        104
       Unamortized net loss subsequent to transition          1,122      1,397         53         56
                                                            -------    -------    -------    -------

              Prepaid (accrued) benefit cost                $   841        835       (724)      (686)
                                                            =======    =======    =======    =======


       The accumulated pension benefit obligation at December 31, 2005 and 2004 was $4,234,028 and $4,021,140, respectively.

       During 2005, the Company contributed approximately $234,000 and $24,000 to the defined benefit pension plan and postretirement benefit plans, respectively. For the fiscal year ending December 31, 2006, the Company expects to contribute approximately $148,000 and $52,000 to the defined benefit pension plan and the postretirement plan, respectively.

       The Company estimates that the future benefits payable for the pension benefit and postretirement benefit plans are as follows at December 31, 2005:

                                                         Pension             Postretirement
                                                         Benefit                Benefit
                                                      --------------       ------------------
                                                                   (In thousands)
       Year ended December 31,

                 2006                                           184                  52
                 2007                                           184                  55
                 2008                                           187                  57
                 2009                                           193                  59
                 2010                                           218                  61
       Next five years to December 31, 2015           $       1,345                 318

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

       Net periodic pension cost consists of the following components for the years ended December 31, 2005, 2004 and 2003:

                                                       2005             2004              2003
                                                   --------------   --------------   ---------------
                                                                   (In thousands)
Service cost                                       $         225              207               176
Interest cost on projected benefit obligation                274              262               252
Expected return on plan assets                              (350)            (345)             (267)
Amortization of unrecognized loss                             78               73                71
                                                   --------------   --------------   ---------------
Net periodic pension cost                          $         227              197               232
                                                   ==============   ==============   ===============


       The principal actuarial assumptions used in determining the projected pension benefit obligation as of December 31, 2005 and 2004 were as follows:

                                                            2005        2004
                                                            ----        ----

       Discount rate                                        5.75%       6.00%
       Assumed rate of future compensation increases        3.00%       3.25%

       The principal actuarial assumptions used in determining the net periodic pension benefit cost for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                                        2005     2004     2003
                                                        ----     ----     ----

       Discount rate                                    6.00%    6.25%    6.75%
       Expected long-term rate of return on assets      8.50%    9.00%    9.00%
       Assumed rate of future compensation increases    3.25%    3.50%    4.00%


       Plan assets are invested in six diversified investment funds of the RSI Retirement Trust (the "Trust"), a no load series open-ended mutual fund. The investment funds include four equity mutual funds and two bond mutual funds, each with its own investment objectives, investment strategies and risks, as detailed in the Trust's prospectus. The Trust has been given discretion by the Company to determine the appropriate strategic asset allocation versus plan liabilities, as governed by the Trust's Statement of Investment Objectives and Guidelines (the "Guidelines"). The long-term investment objective is to be invested 65% in equity securities (equity mutual funds) and 35% in debt securities (bond mutual funds). If the plan is underfunded under the Guidelines, the bond fund portion will be temporarily increased to 50% in order to lessen asset value volatility. When the plan is no longer under funded, the bond fund portion will be decreased back to 35%. Asset rebalancing is performed at least annually, with interim adjustments made when the investment mix varies more than 5% from the target (i.e., a 10% target range). The investment goal is to achieve investment results that will contribute to the proper funding of the pension plan by exceeding the rate of inflation over the long-term. In addition, investment managers for the Trust are expected to provide above average performance when compared to their peer managers. Performance volatility is also monitored. Risk/volatility is further managed by the distinct investment objectives of each of the Trust funds and the diversification within each fund.

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003

       The Bank's pension plan weighted-average asset allocations at October 1, 2005, and 2004, by asset category are as follows:

                                                      PLAN ASSETS AT     PLAN ASSETS AT
              ASSET CATEGORY                          OCTOBER 1, 2005    OCTOBER 1, 2004
              --------------                          ---------------    ---------------
              Equity securities                            72%                  69%
              Debt Securities (Bond Mutual Funds)          28%                  31%
                                                       -------              -------

              Total                                       100%                 100%
                                                       =======              =======


       The long-term rate-of-return-on-assets assumption was set based on historical returns earned by equities and fixed income securities, adjusted to reflect expectations of future returns as applied to the plan's target allocation of asset classes. Equities and fixed income securities were assumed to earn real rates of return in the ranges of 5-9% and 2-6%, respectively. The long-term inflation rate was estimated to be 3%. When these overall return expectations are applied to the plan's target allocation, the expected rate of return is determined to be a range of 8.0% to 10.0%.

       The postretirement plan was amended as of December 31, 2000 to exclude all active employees from receiving future benefits under the plan.

       Net periodic postretirement benefit cost for the years ended December 31, 2005, 2004 and 2003 included the following components:

                                                              2005             2004             2003
                                                         ---------------   --------------   --------------
                                                                 (In thousands)
Interest cost on accumulated benefit obligation          $           49               45               47
Amortization of transition obligation                                10               10               11
Amortization of  losses and (gains)                                   4               (1)               -
Amortization of unrecognized prior service cost                      (1)              (1)               -
                                                         ---------------   --------------   --------------

Net periodic postretirement benefit cost                 $           62               53               58
                                                         ===============   ==============   ==============


       The principal actuarial assumptions used in determining the projected postretirement benefit obligation as of December 31, 2005 and 2004 were as follows:

                                       2005              2004
                                       ----              ----

       Discount rate                   5.75%             6.00%


       The principal actuarial assumptions used in determining the net periodic postretirement benefit costs for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                       2005              2004             2003
                                       ----              ----             ----

       Discount rate                   6.00%             6.25%            6.50%

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003


       The principal actuarial assumptions used in determining health care cost trend rates at December 31, 2005, 2004 and 2003 were as follows:

                                                                     2005       2004       2003
                                                                     ----       ----       ----
       Health care cost trends rate assumed for next year            8.00%      8.00%      8.00%
       Rate to which the cost trend rate is assumed to decline       8.00%      8.00%      4.00%
       Year that the rate reaches the ultimate rate                  2006       2005       2011


       The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation at December 31, 2005 by approximately $65,000, and the net periodic postretirement benefit cost by approximately $4,000 for the year then ended.

       In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") became law in the United States. The Act introduces a prescription drug benefit that is at least actuarially equivalent to the Medicare benefit. We maintain a postretirement benefit (the "Plan") that was impacted by the Act. To date, guidance has not been finalized on how to measure actuarial equivalence and the corresponding subsidy when employees pay a significant portion of plan costs. Consequently, due to the employee cost-sharing, and the lack of complete guidance on how to treat employee cost-sharing, it is unclear whether the Plan will be deemed to provide actuarially equivalent prescription drug benefits to those to be provided by Medicare. Preliminary estimates of the potential subsidy (if any), indicate that such subsidy would have an immaterial effect on the measurement of costs and liabilities for this plan. The accumulated postretirement benefit obligation and net postretirement benefit cost related to the Plan do not reflect any amount associated with the subsidy because we are unable to conclude whether the benefit provided by the plan are actuarially equivalent to Medicare part D of the Act.

       OTHER BENEFIT PLANS

       The Company has a nonqualified deferred compensation plan for directors, under which participants may elect to defer all or part of their annual director fees. The plan provides that deferred fees are to be invested in mutual funds, as selected by the individual directors. At December 31, 2005 and 2004, deferred director fees included in other liabilities, and the corresponding assets included in other assets, aggregated approximately $905,000 and $769,000, respectively.

       The Company has a supplemental retirement plan for directors, providing for extended compensation after retirement. The plan was funded with life insurance policies on the participants, with the Company as owner and beneficiary of the policies. Cash surrender value of these policies approximated $6,257,000 and $6,038,000 at December 31, 2005 and 2004. At
       December 31, 2005 and 2004, other liabilities include approximately $756,000 and $574,000, respectively, accrued under the supplemental retirement plan.

       The Company sponsors a defined contribution profit sharing 401(k) plan covering substantially all employees. The Company matches certain percentages of each eligible employee's contribution to the plan. Expense for the plan for the years ended December 31, 2005, 2004 and 2003 were approximately $64,000, $55,000 and $54,000, respectively.

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003



(16)   EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

       The Company established an ESOP in conjunction with its initial public offering to provide substantially all employees of the Company the opportunity to also become shareholders. The ESOP borrowed approximately $259,000 from the Company and used the funds to purchase 79,380 shares of the common stock of the Company in July 1999. An additional 16,500 shares were purchased using loan proceeds in 2000. The loans will be repaid from the Company's discretionary contributions to the ESOP over a period of approximately ten years. At December 31, 2005 and 2004, the loans had an outstanding balance of approximately $129,000 and $161,000, respectively, and an interest rate of 8.5%. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Shares released from the suspense account are allocated among participants at the end of the plan year on the basis of relative compensation in the year of allocation.

       On January 3, 2003, the ESOP shares were increased by 2,503 shares as a result of applying the conversion ratio of 1.02612 from the second-step conversion.

       Unallocated ESOP shares are pledged as collateral on the loan and are reported as a reduction of shareholders' equity. The Company reports compensation expense equal to the average market price of the shares to be released from collateral at the end of the plan year. The Company recorded approximately $175,000, $152,000 and $124,000 of compensation expense related to the ESOP for the years ended December 31, 2005, 2004 and 2003, respectively.

           The ESOP shares as of December 31, 2005 were as follows:
                    Allocated shares                                         65,296
                    Unallocated shares                                       33,087
                                                                        -------------

                             Total ESOP shares                               98,383
                                                                        =============

                    Market value of unallocated shares at
                         December 31, 2005 (in thousands)               $       620
                                                                        =============


           The ESOP shares as of December 31, 2004 were as follows:
                    Allocated shares                                         55,458
                    Unallocated shares                                       42,925
                                                                        -------------

                             Total ESOP shares                               98,383
                                                                        =============

                    Market value of unallocated shares at
                         December 31, 2004 (in thousands)               $       803
                                                                        =============

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003


 (17)  STOCK OPTION AND RESTRICTED STOCK PLANS

     In April 2000 and June 2003, the Company adopted stock option plans (the "2000 Plan" and the "2003 Plan", respectively). At December 31, 2005, there were 80,186 and 149,562 shares of the Company's common stock reserved for issuance under the 2000 Plan and the 2003 Plan, respectively. Under the terms of the stock option plans, options are granted to directors and key employees to purchase shares of the Company's common stock at a price equal to the fair market value of the common stock on the date of the grant. Options granted vest over five years and expire ten years from the date of the grant. At December 31, 2005, there were 26,756 and 57,987 shares available for grant under the 2000 Plan and the 2003 Plan, respectively.

       The following table presents the combined stock option activity for all option plans during the periods indicated:

                                                    Options     Weighted Option
                                                Outstanding     Price Per Share
                                                -----------     ---------------
       Outstanding at December 31, 2002              85,489              $ 3.29
         Conversion adjustment                        2,213                3.29
          Granted                                    97,694               12.46
         Exercised                                  (8,918)                3.88
         Forfeited                                  (3,165)                2.96
                                                    -------                ----
       Outstanding at December 31, 2003             173,313              $ 8.44
         Granted                                          -                   -
         Exercised                                 (15,609)                3.48
         Forfeited                                  (5,579)                7.23
                                                    -------                ----
       Outstanding at December 31, 2004             152,125               $8.99
         Granted                                          -                   -
         Exercised                                  (7,120)                4.92
         Forfeited                                        -                   -
                                                    -------                ----
       Outstanding at December 31, 2005             145,005              $ 9.15


     The following summarizes outstanding and exercisable options at December 31, 2005:

                               Options Outstanding                             Options Exercisable
     Range of           Number          Weighted        Weighted             Number      Weighted
     Exercise         Outstanding        Average         Average           Exercisable   Average
     Prices                             Remaining       Exercise                         Exercise
                                       Contractual        Price                          Price
                                          Life
     $2.88-$3.49       50,267               4.3         $ 2.98              50,267          $2.98
     $10.38-$12.50     94,738               7.4         $12.43              38,892          12.40
                      ---------------------------------------------------------------------------
                      145,005               6.3          $9.15              89,159          $7.06
                      ===========================================================================

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003



       In April 2000, the Company established a restricted stock plan ("stock plan") and, in June 2003, the Company established a recognition and retention plan ("recognition plan"). At December 31, 2005, there were 36,894 and 60,429 shares reserved for grants under the stock plan and recognition plan, respectively. Under the terms of the stock plan, shares awarded to directors vest at a rate of 20% per year and shares awarded to key employees vest after one year from the date of grant. Under the terms of the recognition plans, shares vest at a rate of 20% per year. In the year ended December 31, 2005 the Company granted 3,250 shares. In 2004 there were no grants awarded. During the year ended December 31, 2003 the Company granted 35,765 shares. At December 31, 2005, there were 34,193 additional shares available under these plans. The Company recognized compensation expense for the stock plan and recognition plan of $103,000, $104,000 and $63,000 in the years ended December 31, 2005, 2004 and 2003, respectively.


(18)   SHAREHOLDERS' EQUITY AND REGULATORY MATTERS

       The Parent Company's ability to pay dividends is part dependent upon the ability of the Bank to pay dividends. The payment of dividends by the Bank is subject to continued compliance with minimum regulatory capital requirements. In addition, regulatory approval is generally required prior to the Bank declaring dividends in an amount in excess of net income for that year plus net income retained in the preceding two years. In 2005, the Bank received approval from the Office of the Comptroller of the Currency to pay a special dividend to the Parent Company up to $10.0 million. The Bank paid a special dividend of $8.0 million under this approval.

       The Bank is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory (and possibly additional discretionary) actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

       Quantitative measures established by regulation to ensure capital adequacy require the Bank and the Company (consolidated) to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets , and Tier I capital to average assets (each as defined in the regulations). Management believes that, as of December 31, 2005 and 2004, the Bank and the Company met all capital adequacy requirements to which they were subject.

       As of December 31, 2005 and December 31, 2004, the most recent notification from the FDIC categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003


       The Bank and consolidated Company's regulatory capital amounts and ratios are presented in the following table:

                                                                                             REQUIRED RATIOS
                                                                  ACTUAL                ------------------------------
                                                            REGULATORY CAPITAL            MINIMUM       CLASSIFICATION
                                                      ---------------------------         CAPITAL           AS WELL
                                                         AMOUNT           RATIO          ADEQUACY         CAPITALIZED
                                                      -----------       ---------       -----------     --------------
                                                           (Dollars in thousands)
       As of December 31, 2005:
       Bank
           Total Capital
               (to risk weighted assets)              $    19,075         13.1%             8.0%             10.0%
           Tier I Capital
               (to risk weighted assets)                   17,698         12.1              4.0               6.0
           Tier I Capital
               (to average assets)                         17,698          8.0              4.0               5.0
       Consolidated
           Total Capital
               (to risk weighted assets)                   24,338         16.2              8.0              10.0
           Tier I Capital
               (to risk weighted assets)                   22,961         15.3              4.0               6.0
           Tier I Capital
               (to average assets)                         22,961         10.3              4.0               5.0

       As of December 31, 2004:
       Bank
           Total Capital
               (to risk weighted assets)              $    25,892         18.9%             8.0%             10.0%
           Tier I Capital
               (to risk weighted assets)                   24,525         17.9              4.0               6.0
           Tier I Capital
               (to average assets)                         24,525         11.4              4.0               5.0
       Consolidated
           Total Capital
               (to risk weighted assets)                   31,753         23.1              8.0              10.0
           Tier I Capital
               (to risk weighted assets)                   30,386         22.1              4.0               6.0
           Tier I Capital
               (to average assets)                         30,386         14.0              4.0               5.0

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003


       In order to grant a priority to eligible depositors, the Bank established a liquidation account at the time of conversion in an amount equal to its total net worth at June 30, 1999. In the event of a future liquidation of the converted bank (and only in such event), eligible account holders who continue to maintain accounts shall be entitled to receive a distribution from the liquidation account. The total amount of the liquidation account will be decreased (as balances of eligible accounts are reduced) on annual determination dates. No cash dividends may be paid to the shareholders and no shares may be repurchased by the Company if such actions would reduce the Bank's shareholders' equity below the amount required for the liquidation account. At December 31, 2005, the amount remaining in the liquidation account was approximately $2.2 million.

(19)   COMMITMENTS AND CONTINGENCIES

       The Company is a party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, unused lines of credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated financial statements.

       The Company's exposure to credit loss in the event of nonperformance by the other party to the commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

       Commitments to extend credit and unused lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since not all of the commitments are expected to be funded, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral, if any, required by the Company upon the extension of credit is based on management's credit evaluation of the customer. Loan commitments outstanding at December 31, 2005 and 2004 with fixed interest rates amounted to approximately $1.2 million and $1.0 million, respectively and had interest rates ranging from 5.88% to 8.25% at December 31, 2005, and 5.25% to 7.50% at December 31, 2004. Fixed interest rates on loan commitments outstanding can change prior to closing. Loan commitments, including unused lines of credit, outstanding at December 31, 2005 and 2004 with variable interest rates amounted to approximately $19.5 million and $11.5 million, respectively. Variable rate loans float prior to closing.

       Standby letters of credit are conditional commitments issued by the Company to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Since a portion of these instruments will expire unused, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Outstanding commitments on standby letters of credit at December 31, 2005 and 2004 amounted to approximately $0.3 million and $0.2 million, respectively. The fair value of the Company's standby letters of credit at December 31, 2005 and 2004 was insignificant.

       The Company generally enters into rate lock agreements at the time that residential mortgage loan applications are taken. These rate lock agreements fix the interest rate at which the loan, if ultimately made, will be originated. Such agreements may exist with borrowers with whom commitments to extend loans have been made, as well as with individuals who have not yet received a commitment. The Company makes its determination of whether or not to identify a loan as held for sale at the time rate lock agreements are entered into. Accordingly, the Company is exposed to interest rate risk to the extent that a rate lock agreement is associated with a loan application or a loan commitment which is intended to be held for sale, as well as with respect to loans held for sale.

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003


       In order to reduce the interest rate risk associated with the portfolio of conventional mortgage loans held for sale, as well as outstanding loan commitments and uncommitted loan applications with rate lock agreements which are intended to be held for sale, the Company enters into mandatory forward sales commitments to sell loans in the secondary market to unrelated investors. At December 31, 2005 and 2004, the Company had mandatory commitments to sell conventional fixed rate mortgage loans at set prices amounting to approximately $0.6 million and $2.6 million, respectively. The impact of the estimated fair value of the rate locks, offset by forward sales commitments, was not significant to the consolidated financial statements.

       The Company is required to maintain certain reserves of vault cash and/or deposits with the Federal Reserve Bank. The amount of this reserve requirement, included in cash and due from banks, was approximately $2.5 million at December 31, 2005 and 2004.


(20)   FAIR VALUE OF FINANCIAL INSTRUMENTS

       SFAS No. 107 requires disclosures about the fair value of financial instruments for which it is practicable to estimate fair value. The definition of a financial instrument includes many of the assets and liabilities recognized in the Company's consolidated statements of financial condition, as well as certain off-balance sheet items. Fair value is defined in SFAS No. 107 as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

       The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

       (A)    SHORT-TERM FINANCIAL INSTRUMENTS

              For short-term instruments that are available on demand or that generally mature in ninety days or less, the carrying value approximates fair value. Such instruments include cash and cash equivalents, accrued interest receivable and accrued interest payable and short-term borrowings.

       (B)    SECURITIES

              Fair values for securities are based on quoted market prices, where available. Where quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

       (C)    LOANS

              For variable rate loans that reprice frequently and have no significant credit risk, fair values are based on carrying amounts. The fair values of fixed rate loans are estimated through discounted cash flow analyses using interest rates currently being offered for loans with similar terms and credit quality.

              Delinquent loans are valued using the discounted cash flow methods described above. While credit risk is a component of the discount rate used to value loans, delinquent loans are presumed to possess additional risk. Therefore, the calculated fair values of loans are reduced by the allowance for loan losses.

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003


       (D)    DEPOSITS

              The fair values disclosed for demand, savings and money market deposits are, by definition, equal to the carrying amounts payable on demand at the reporting date. The fair value of fixed maturity time deposits is estimated using a discounted cash flow approach. This approach applies interest rates currently being offered on these accounts to a schedule of weighted average contractual monthly maturities on time deposits.

(E)      LONG-TERM DEBT

              The fair value of long-term debt has been estimated using discount cash flow analyses that apply interest rates currently being offered for notes with similar terms.

              The estimated fair values of the Company's financial instruments as of December 31, 2005 and 2004 are as follows:

                                                                      DECEMBER 31,
                                         -------------------------------------------------------------------
                                             2005                                2004
                                         -------------------------------     -------------------------------
                                           CARRYING           FAIR             CARRYING           FAIR
                                            AMOUNT            VALUE             AMOUNT            VALUE
                                         --------------   --------------     --------------   --------------
                                                                    (In thousands)
Financial assets:
      Cash and cash equivalents          $      12,000           12,000              7,956            7,956
      Accrued interest receivable                  864              864                847              847
      Securities                                43,671           43,551             56,098           56,154
      Loans held for sale                          269              269                334              334
      Net loans                                147,751          145,498            133,199          132,669
      Mortgage servicing rights                    955              955                994              994
Financial liabilities:
      Demand, savings and money
        market deposits                        123,489          113,319            102,151          103,151
      Time deposits                             51,049           50,731             51,096           51,117
      Escrow deposits                            1,344            1,344              1,228            1,228
      Short-term borrowings                        148              148              3,675            3,675
      Long-term debt                            21,972           21,794             26,077           26,088


              The fair value of commitments to extend credit are equal to the deferred fees outstanding, as the contractual rates and fees approximate those currently charged to originate similar commitments.

              Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003



(21)   SEGMENT INFORMATION

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

                                                                             Year ended December 31, 2005
                                                                --------------------------------------------------------
                                                                                     Financial          Consolidated
                                                                    Bank              service              Total
                                                                --------------     --------------    -------------------
                                                                                   (In thousands)
Net interest income                                             $       7,241                (37)                 7,204
Provision for loan losses                                                 497                  -                    497
                                                                --------------     --------------    -------------------

    Net interest income after provision for loan losses                 6,743                (36)                 6,707


Noninterest income                                                      3,283              1,774                  5,057
Noninterest expense                                                     8,955              1,449                 10,404
                                                                --------------     --------------    -------------------

         Income before taxes                                            1,071                289                  1,360
Income tax expense                                                         64                113                    177
                                                                --------------     --------------    -------------------

         Net income                                             $       1,007                176                  1,183
                                                                ==============     ==============    ===================

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003



(23)   CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY

       The following represents the Parent Company's statements of financial condition as of December 31, 2005 and 2004 and its statements of income and statements of cash flows for the years ended December 31, 2005, 2004 and 2003.

                        STATEMENTS OF FINANCIAL CONDITION
                                 (In thousands)

                                                            December 31,
                                                       2005           2004
                                                   --------------   ------------
Assets
Cash and cash equivalents                          $       4,318          3,978
Loan receivable from ESOP                                    129            161
Investment in subsidiaries                                20,058         25,385
Premises and equipment, net                                3,284          3,136
Other assets                                                 562            362
                                                   --------------   ------------
     Total assets                                  $      28,351         33,022
                                                   ==============   ============

Liabilities and Shareholders' Equity
Liabilities:
Payable to subsidiaries                            $       2,193          1,759
Borrowings                                                    10
Other liabilities                                              1             17
Total shareholders' equity                                26,147         31,246
                                                   --------------   ------------
     Total liabilities and shareholders' equity    $      28,351         33,022
                                                   ==============   ============


                                                                     (continued)

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003




(23)  CONDENSED FINANCIAL INFORMATION OF THE PARENT COMPANY (CONTINUED)

                              STATEMENTS OF INCOME
                                 (in thousands)

                                                                          Years Ended December 31,
                                                          ----------------------------------------------------------
                                                                2005                 2004                2003
                                                          -----------------     ----------------   -----------------
Interest and dividend income:
          Interest income                                 $             38                   54                  91
          Dividend income                                            8,181                    0                   0
                                                          -----------------     ----------------   -----------------

                Total interest and dividend income                   8,219                   54                  91

Noninterest expenses:
          Other noninterest expenses                                   474                  391                 386
                                                          -----------------     ----------------   -----------------

                Total noninterest expenses                             474                  391                 386
                                                          -----------------     ----------------   -----------------

Income (loss) before income tax benefit
   and equity in income of subsidiaries                              7,745                 (337)               (295)

Income tax benefit                                                      26                   38                  21
                                                          -----------------     ----------------   -----------------

Income (loss) before dividend in excess of income /
   undistributed income of subsidiaries                              7,771                 (299)               (274)

(Dividends in excess of income) / undistributed
   income of subsidiaries                                           (6,588)               1,408               1,105
                                                          -----------------     ----------------   -----------------

Net income                                                $          1,183                1,109                 831
                                                          =================     ================   =================


                                                                     (continued)

                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                  Years Ended December 31, 2005, 2004 and 2003



(23) CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (CONTINUED)

                                              Statements of Cash Flows
                                                   (In thousands)

                                                                                         Years Ended December 31,
                                                                      --------------------------------------------------------
                                                                            2005               2004                2003
                                                                      -----------------  -----------------   -----------------
Cash flow from operating activities:
       Net income                                                      $         1,183              1,109                 831
       Adjustments to reconcile net income to net
            cash provided by (used in) operating activities:
                Dividends in excess of income / (Undistributed
                    income of subsidiaries)                                      6,588             (1,408)             (1,105)
                Depreciation                                                       106                 53                   -
                ESOP stock release for allocation and
                    amortization of restricted stock awards                        278                255                 187
                Tax benefit on vested restricted stock and
                    exercised stock options                                         56                 93                  39
                Net increase in other assets                                      (200)              (237)                (87)
                Net (decrease) increase in other liabilities                       (16)               (42)                 59
                Net increase (decrease) in payable to subsidiaries                 434               (175)              1,908

                          Net cash provided by (used in)
                                                                      -----------------  -----------------   -----------------
                              operating activities                               8,429               (352)              1,832
                                                                      -----------------  -----------------   -----------------

Cash flows from investment activities:
       Principal payment on loan receivable from ESOP                               32                 30                  27
       Purchase of premises and equipment                                         (255)            (2,044)             (1,145)
       Purchase of insurance agency                                             (1,785)                 -                   -
                                                                      -----------------  -----------------   -----------------

                          Net cash used in
                              investing activities                              (2,008)            (2,014)             (1,118)

Cash flow from financing activities:
       Net proceeds from stock offering and reorganization                           -                  -               7,415
       Net proceeds from the exercise of stock options                              35                 55                  35
       Proceeds from long-term borrowing                                            11
       Repayment of long-term borrowing                                             (1)
       Dividends on common stock                                                  (700)              (497)               (422)
       Purchase of treasury stock                                               (5,426)              (940)               (791)
                                                                      -----------------  -----------------   -----------------
                          Net cash (used in) provided by
                              financing activities                              (6,081)            (1,382)              6,237

                          Net increase (decrease) in cash and cash
                              equivalents                                          340             (3,748)              6,951

Cash and cash equivalents at beginning of year                                   3,978              7,726                 775
                                                                      -----------------  -----------------   -----------------

Cash and cash equivalents at end of year                               $         4,318              3,978               7,726
                                                                      =================  =================   =================