Form 10-Q
period 2006-03-31
BRIDGE STREET FINANCIAL INC
filed 2006-05-15
CIK 1182555

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M   10-Q

                    -----------------------------------------


[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006


                        COMMISSION FILE NUMBER 000-50105
                     ---------------------------------------


                          BRIDGE STREET FINANCIAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                   13-4217332
--------------------------------------------                ----------
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification Number)

   300 STATE ROUTE 104, OSWEGO, NEW YORK                        13126
---------------------------------------------------             -----
(Address of principal executive office)                       (Zip Code)

Registrant's telephone number, including area code:      (315) 343-4100
                                                     ----------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

   Large accelerated filer |_|  Accelerated filer |_|  Non-accelerated filer |X|

Indicate by check mark whether the Registrant is a shell company (as defined in
                 Rule 12b-2 of the Exchange Act). Yes |_| No |X|


                  Number of shares of common stock outstanding
                                as of May 9, 2006

Class                                                             Outstanding
COMMON STOCK, $0.01 PAR VALUE                                      2,309,179
-----------------------------


                          BRIDGE STREET FINANCIAL, INC.
                                    FORM 10-Q
                                      INDEX

Part I -      FINANCIAL INFORMATION                                         PAGE

     Item 1-Financial Statements (unaudited):

         Consolidated Statements of Financial
         Condition at March 31, 2006 and December 31,
         2005                                                                  1

         Consolidated Statements of Income
         for the three-month  periods ended
         March 31, 2006 and March 31, 2005                                     2

         Consolidated Statements of Changes in
         Shareholders' Equity for the three-month period
         ended March 31, 2006                                                  3


         Consolidated Statements of Cash Flows
         three-month periods ended March 31, 2006
         and March 31, 2005                                                    4

         Notes to Unaudited Condensed Interim Consolidated
         Financial Statements                                                  5

     Item 2- Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                         9

     Item 3 -Quantitative and Qualitative Disclosures about Market Risk       18

     Item 4 -Controls and Procedures                                          19

Part II- OTHER INFORMATION

     Item 1-Legal Proceedings                                                 19

     Item 1A-Risk Factors                                                     19

     Item 2-Unregistered Sales of Equity Securities and Use of Proceeds       20

     Item 3-Defaults Upon Senior Securities                                   20

     Item 4-Submission of Matters to a Vote of Security Holders               21

     Item 5-Other Information                                                 21

     Item 6- Exhibits                                                         21

     Signatures                                                               23



                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                 (In thousands, except share and per share data)
                                   (unaudited)


                                                                                            MARCH 31,     DECEMBER 31,
  Assets                                                                                      2006            2005
                                                                                          -------------  -------------

Cash and due from banks                                                                 $     10,598         12,000
Securities available for sale, at fair value                                                  35,789         38,212
Securities held to maturity (fair value of $5,081 on March 31, 2006,
  and $5,339 on December 31, 2005                                                              5,229          5,459
Loans held for sale                                                                              376            269

Loans                                                                                        150,613        149,127
    Less: allowance for loan losses                                                            1,438          1,376
                                                                                          -------------  -------------

            Loans, net                                                                       149,175        147,751
                                                                                          -------------  -------------

Federal Home Loan Bank stock                                                                   1,248          1,248
Premises and equipment, net                                                                    9,694          9,007
Accrued interest receivable                                                                    1,057            864
Bank-owned life insurance                                                                      6,317          6,257
Goodwill                                                                                       2,219          1,949
Other intangible assets, net                                                                   1,125          1,154
Other assets                                                                                   4,573          4,334
                                                                                          -------------  -------------

            Total assets                                                                $    227,400        228,504
                                                                                          =============  =============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits:
      Demand                                                                            $     31,258         32,739
      Savings and money market                                                                92,716         90,750
      Time                                                                                    50,059         51,049
                                                                                          -------------  -------------

                                                                                             174,033        174,538

    Escrow deposits                                                                              639          1,344
    Short-term debt                                                                              162            148
    Long-term debt                                                                            21,922         21,972
    Other liabilities                                                                          4,390          4,355
                                                                                          -------------  -------------

            Total liabilities                                                                201,146        202,357
                                                                                          -------------  -------------

Shareholders' equity:
    Preferred stock, $0.01 par value, 1,000,000 shares authorized, at March 31, 2006
      and December 31, 2005, no shares issued                                                     --             --
    Common stock, $0.01 par value, 5,000,000 shares authorized, 2,845,626 and 2,863,689
       shares issued at March 31, 2006 and December 31, 2005                                      28             29
    Additional paid-in capital                                                                18,167         18,364
    Unvested restricted stock awards,  20,007 shares at December 31,2005                          --           (277)
    Treasury stock, at cost, 554,510 shares at March 31, 2006 and December 31, 2005           (7,251)        (7,251)
    Unallocated common stock held by Employee Stock Ownership Plan (ESOP)
      30,628 and 33,087 shares at March 31, 2006 and  December 31, 2005                          (93)          (101)
    Retained earnings                                                                         15,482         15,465
    Accumulated other comprehensive loss                                                         (79)           (82)
                                                                                          -------------  -------------

            Total shareholders' equity                                                        26,254         26,147
                                                                                          -------------  -------------

            Total liabilities and shareholders' equity                                  $    227,400        228,504
                                                                                          =============  =============


    See accompanying notes to consolidated interim financial statements.




                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                        (In thousands, except share data)
                                   (unaudited)


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                    -------------------------------
                                                                          2006                2005
                                                                    --------------    -------------
Interest and dividend income:
    Loans                                                         $        2,375            1,890
    Securities                                                               481              627
    Federal funds sold and other short-term investments                       39               13
                                                                    --------------    -------------

           Total interest and dividend income                              2,895            2,530
                                                                    --------------    -------------

Interest expense:
    Deposits and escrow accounts                                             863              518
    Borrowings                                                               209              283
                                                                    --------------    -------------

           Total interest expense                                          1,072              801
                                                                    --------------    -------------

           Net interest income                                             1,823            1,729

Provision for loan losses                                                    117              116
                                                                    --------------    -------------

           Net interest income after provision for loan losses             1,706            1,613
                                                                    --------------    -------------

Noninterest income:
    Service charges                                                          631              602
    Net loss on securities transactions                                       (5)              --
    Net gains on sale of loans                                                11               29
    Increase in value of bank-owned life insurance                            60               53
    Insurance commissions and fees                                           379              165
    Other                                                                    135              167
                                                                    --------------    -------------

           Total noninterest income                                        1,211            1,016
                                                                    --------------    -------------

Noninterest expenses:
    Salaries and employee benefits                                         1,431            1,238
    Occupancy and equipment                                                  409              342
    Data processing                                                          241              223
    Office supplies, printing and postage                                     65               61
    Professional fees                                                        151              130
    Director fees                                                             43               44
    Marketing and advertising                                                 48               58
    Other                                                                    272              298
                                                                    --------------    -------------

           Total noninterest expenses                                      2,660            2,394
                                                                    --------------    -------------

Income before income tax expense                                             257              235

Income tax expense                                                            33               45
                                                                    --------------    -------------

           Net income                                             $          224              190
                                                                    ==============    =============

Basic net  income per share                                       $         0.10             0.08
                                                                    ==============    =============

Diluted net  income per share                                     $         0.10             0.07
                                                                    ==============    =============

See accompanying notes to consolidated interim financial statements.


                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                        Three months ended March 31, 2006
                 (In thousands, except share and per share data)
                           (unaudited)


                                                                                        UNALLOCATED           ACCUMULATED
                                                                    UNVESTED              COMMON                 OTHER
                                                        ADDITIONAL RESTRICTED              STOCK                COMPRE-
                                                 COMMON  PAID-IN      STOCK    TREASURY   HELD BY   RETAINED    HENSIVE
                                                 STOCK   CAPITAL     AWARDS      STOCK      ESOP    EARNINGS  INCOME (LOSS)  TOTAL
                                                -------  --------- ----------  --------- ---------- --------- ------------- -------
Balance at December 31, 2005                   $    29     18,364        (277)   (7,251)     (101)    15,465        (82)     26,147

Reclass of unvested restricted stock awards
   on adoptions of SFAS 123R (20,007 shares)        (1)      (276)        277        --        --         --         --          --

Cash dividends ($0.09 per share)                    --         --          --        --        --       (207)        --        (207)

Amortization of restricted stock (1,944 shares)     --         25          --        --        --         --         --          25

Amortization of stock option expense                --         12          --        --        --         --         --          12

Excess tax benefit on vested restricted stock       --          5          --        --        --         --         --           5

Allocation of ESOP stock (2,459 shares)             --         37          --        --         8         --         --          45

Comprehensive income:
    Net income                                      --         --          --        --        --        224         --         224

    Other comprehensive income                      --         --          --        --        --         --          3           3
                                                                                                                            -------

          Total comprehensive income                                                                                            227
                                                -------  ---------- ---------  --------- ---------- --------- ------------  -------

Balance at March 31, 2006                      $   28      18,167          --    (7,251)      (93)    15,482        (79)     26,254
                                                =======  ==========  ========  ========= ========== ========= ============  =======


See accompanying notes to consolidated interrim financial statements



                      BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES
                           Consolidated Statements of Cash Flows
    (In thousands)


                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                                  2006          2005
                                                                                             -------------  ------------
Cash flows from operating activities:
     Net income                                                                             $        224           190
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                                              178           169
           Provision for loan losses                                                                 117           116
           Net loss on securities transactions                                                         5            --
           Net gain on sale of loans                                                                 (11)          (29)
           Net increase in cash surrender value of life insurance                                    (60)          (53)
           Net amortization of securities premiums                                                    20            39
           Proceeds from sale of loans held for sale                                               1,452         3,180
           Loans originated for sale                                                              (1,548)       (2,883)
           Amortiztion of stock option expense                                                        12            --
           Tax benefit on vested restricted stock and exercised stock options                         --            14
           ESOP stock released for allocation and amortization of  restricted stock                   70            71
           Amortization of other intangible assets                                                    29             4
           Change in:
              Accrued interest receivable                                                           (193)         (149)
              Other assets                                                                          (241)         (133)
              Other liabilities                                                                       35           139
                                                                                             -------------  ------------

                       Net cash provided by operating activities                                      89           675
                                                                                             -------------  ------------

Cash flows from investing activities:
     Proceeds from sale of securities available for sale                                           3,995            --
     Proceeds from maturity of and principal collected on securities available for sale              567         1,176
     Proceeds from maturity of and principal collected on securities held to maturity                229           248
     Purchases of securities available for sale                                                   (2,158)           --
     Proceeds from sale (purchase) of Federal Home Loan Bank of New York stock                        --           205
     Net (increase) decrease in loans net of principal collections                                (1,541)        1,700
     Purchase of insurance agency                                                                   (270)       (1,496)
     Purchases of premises and equipment                                                            (865)         (161)
                                                                                             -------------  ------------

                       Net cash (used) provided by investing activities                              (43)        1,672
                                                                                             -------------  ------------

Cash flows from financing activities:
     Net increase in demand, savings and money market deposits                                       485         6,170
     Net increase (decrease) in time deposits                                                       (990)        3,241
     Net decrease  in escrow deposits                                                               (705)         (676)
     Proceeds of long-term debt                                                                       --            16
     Net increase (decrease) in short-term borrowing                                                  14        (3,675)
     Repayment of long-term debt                                                                     (50)           --
     Net proceeds from the exercise of stock options                                                  --             2
     Excess tax benefit on vested restricted stock                                                     5            --
     Purchase of treasury stock                                                                       --        (1,138)
     Dividends on common stock                                                                      (207)         (178)
                                                                                             -------------  ------------

                       Net cash (used in) provided by financing activities                        (1,448)        3,762
                                                                                             -------------  ------------

Net (decrease) increase  in cash and cash equivalents                                             (1,402)        6,109

Cash and cash equivalents at beginning of period                                                  12,000         7,956
                                                                                             -------------  ------------

Cash and cash equivalents at end of period                                                  $     10,598        14,065
                                                                                             =============  ============

Supplemental disclosure of cash flow information: Cash paid during the year for:
        Interest                                                                            $      1,069           804
        Income taxes                                                                                 121            21
                                                                                             =============  ============

     Non-cash investing and financing activities:
        Transfer of loans to real estate owned                                              $         --            35
        Adjustment of securities available for sale to fair value, net of taxes                        3          (422)
                                                                                             =============  ============

Acquisition of financial service company:
        Fair value of non-cash assets acquired in purchase acquisition                      $         --           151
        Fair value of non-cash liabilities assumed in acquisition                                     --        (1,039)
                                                                                             =============  ============

See accompanying notes to consolidated interim financial statements.



                 BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES
     Notes to Unaudited Condensed Consolidated Interim Financial Statements
                                 March 31, 2006


(1) Basis of presentation

         The accompanying unaudited condensed consolidated interim financial statements include the accounts of Bridge Street Financial, Inc. ("OCNB" or the "Company") and its wholly owned subsidiaries, Oswego County National Bank (the "Bank") and, as of March 1, 2005, Ladd's Agency, Inc., an insurance agency with offices in North Syracuse and Auburn, New York. All significant intercompany balances and transactions have been eliminated in consolidation. The statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all material adjustments necessary for fair presentation, consisting of normal accruals and adjustments have been made in the accompanying statements. The results of operations for the interim periods presented should not be considered indicative of results that may be expected for an entire fiscal year or any other interim period. The accompanying unaudited condensed consolidated interim financial statements are intended to be read in conjunction with the Company's audited financial statements and footnotes for the year ended December 31, 2005 included in the annual report on Form 10-K.

(2) Earnings per share

         Basic and diluted earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period (exclusive of unallocated ESOP shares). Diluted earnings per share is computed by adding to weighted average shares outstanding the number of potentially issuable shares under the Company's stock option and restricted stock plan, under the treasury stock method. The following table summarizes the number of shares utilized in the Company's earnings per share calculations for the periods covered in the financial statements.

NUMBER OF SHARES UTILIZED                      THREE MONTHS ENDED MARCH 31,
in per share computations                        2006               2005
------------------------------------        ---------------    --------------

For basic earnings per share                     2,256,085         2,493,875

Added for: Stock options                            66,232            75,244
                Restricted stock                     2,954             3,815
                                            ---------------    --------------

For diluted earnings per share                   2,325,271         2,572,934
                                            ===============    ==============

(3) Other comprehensive income (loss)

         The following  summarizes the components of other comprehensive  income
         (loss) for the three-month periods ended March 31, 2006 and 2005:

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                               2006        2005
                                                              --------  --------
                                                                (In thousands)
Other comprehensive income, before tax:
     Net unrealized holding gain (loss) on securities
       arising during the period                             $      -      (703)

     Reclassification adjustment for net securities
       loss included in net income                                  5         -
     Other comprehensive income (loss) before tax                   5      (703)
     Income tax (expense) benefit  related to items
             of other comprehensive income                         (2)      281
             Other comprehensive income (loss), net of tax   $      3      (422)
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

         The Company applies Statement of Financial Accounting Standards ("SFAS") No. 123R, Accounting for Stock-Based Compensation, and related interpretations in accounting for its stock option plan. As of January 1, 2006, the Company began to expense these grants as required by SFAS No. 123R. Prior to January 1, 2006, the Company accounted for stock options granted in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, for fixed stock option awards, compensation expense was recognized only if the exercise price of the option was less than the fair value of the underlying stock at the grant date. All options granted had exercise prices equal to the stock's fair market value at the time of grant.

         The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all new awards granted, awards modified after the date of adoption and unvested awards outstanding under previous grants as of January 1, 2006. During the quarter ended March 31, 2006, no stock options were exercised, forfeited or awarded by the Company, and the Company recognized total non-cash stock-based compensation cost of $12,200 for unvested options outstanding as of January 1, 2006. As of March 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options was $113,900, which has a weighted average remaining life of 2.2 years.

         A summary of option information for the three months ended March 31, 2006 is presented below:

                                                    Weighted
                                          Weighted  Average
                                          Average  Remaining         Aggregate
                           Number of      Exercise  Contractual       Intrinsic
         March 31, 2006    Shares           Price   Term (Yrs)          Value
       -----------------  -----------  ----------  -----------    --------------

        Outstanding           145,005  $     9.15     6.2         $    1,355,000

        Exercisable            89,159  $     7.06     5.5         $    1,020,000

         Pro forma disclosures for the three months ended March 31, 2005, utilizing the estimated fair value of the options granted, are as follows (dollars in thousands, except per share data):


                                                                       2005
                                                                   ------------

      Net income
           As reported                                            $        190

      Add:      Stock based compensation for restricted stock,
                net of tax                                                  16

      Deduct:   Total stock-based compensation expense
                determined under fair value based method
                for all awards, net of tax                                  27
                                                                   ------------
           Pro forma net income                                   $        179
                                                                   ============

      Basic earnings per share:
           As reported                                                    0.08
           Pro forma                                                      0.07

      Diluted earnings per share:
           As reported                                                    0.07
           Pro forma                                                      0.07

(5) Obligations under guarantees

         The Company does not issue any guarantees that would require liability recognition or disclosures, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Since a portion of these instruments will expire unused, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Outstanding commitments on standby letters of credit at March 31, 2006 and March 31, 2005 were approximately $301,000 and $318,000, respectively. The fair value of the Company's standby letters of credit at March 31, 2006 and 2005 was insignificant.

(6) Pension and Other Postretirement Plans

         The following table sets forth the components of net periodic benefit cost for the Company's defined benefit pension plan and the other postretirement benefit plan for the three-month periods ended March 31, 2006 and 2005.


                                                                THREE MONTHS ENDED MARCH 31,

                                                    PENSION BENEFITS             OTHER POSTRETIREMENT BENEFITS
                                              -----------------------------    ---------------------------------
                                                  2006            2005            2006                 2005
                                              -------------    ------------    ------------        -------------
                                                                        (In thousands)
Service cost                                $           51              56               -                    -

Interest cost                                           69              69              12                   12

Expected return on assets                             (104)            (87)              -                    -

Amortization of transition obligation                    -               -               3                    3

Amortization of net  loss                               13              19               1                    -
                                              -------------    ------------    ------------        -------------

Net periodic benefit cost                   $           29              57              16                   15
                                              =============    ============    ============        =============


         For the fiscal year ending December 31, 2006, the Company expects to contribute approximately $148,000 and $52,000 to the defined benefit pension plan and the postretirement plan, respectively.

 (7) Segment Information

     The Company has two business segments, banking and financial services. The financial service segment consists of the insurance agency business acquired as of March 1, 2005. The banking segment includes the results of the Company excluding the financial services. Selected operating information for those segments follows:


                                                   Three months ended March 31, 2006          Three months ended March 31, 2005
                                             ----------------------------------------   -----------------------------------------
                                                           Financial     Consolidated                  Financial     Consolidated
                                               Bank         services        total          Bank         services        total
                                             -----------  -------------  ------------   ------------  -------------  ------------
                                                                                (In thousands)
Net interest income                         $     1,833            (10)        1,823          1,733             (4)        1,729
Provision for loan losses                           117              -           117            116              -           116
                                             -----------  -------------  ------------   ------------  -------------  ------------

    Net interest income after provision
      for loan losses                             1,716            (10)        1,706          1,617             (4)        1,613

Noninterest income                                  820            391         1,211            851            165         1,016
Noninterest expense                               2,224            436         2,660          2,248            146         2,394
                                             -----------  -------------  ------------   ------------  -------------  ------------

    Income before income taxes                      312            (55)          257            220             15           235
Income tax expense (benefit)                         54            (21)           33             39              6            45
                                             -----------  -------------  ------------   ------------  -------------  ------------
    Net income (loss)                       $       258            (34)          224            181              9           190
                                             ===========  =============  ============   ============  =============  ============


(8) Subsequent events

On April 24, 2006 Alliance Financial Corporation (NASDAQ: ALNC "Alliance") and Bridge Street Financial, Inc. jointly announced that they have entered into a definitive agreement whereby Alliance will acquire Bridge Street and Bridge Street's subsidiary bank, Oswego County National Bank, will merge into Alliance Bank, N.A. The merger, which was unanimously approved by the Boards of Directors of Alliance and Bridge Street, is expected to close by early fourth quarter, 2006, pending the approval of both companies' shareholders and regulatory approvals by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation and the Federal Reserve Bank of New York. The combined bank will have assets in excess of $1.2 billion and a network of 29 branches in Cortland, Madison, Oneida, Onondaga and Oswego Counties, including two locations scheduled to open this summer.


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


OVERVIEW

     Bridge Street Financial, Inc. (the "Company") reported net income of $224,000 for the quarter ended March 31, 2006 compared to $190,000 for the same period in 2005. Results for the first quarter of 2006 as compared to the same period in 2005 reflect a $94,000 increase in net interest income, a $195,000 increase in noninterest income and a $266,000 increase in noninterest expense. The improvement in net interest income is due to increased loan volume and improved net interest margin. The increases in noninterest income and noninterest expense are primarily due to results from Ladd's Agency, Inc. ("Ladds Agency") an insurance agency with offices in Auburn and North Syracuse, New York., which the Company acquired on March 1, 2005. The increased noninterest income and noninterest expense for Ladd's was the result of two additional months of expense in 2006 compared to the first quarter of 2005.

   The Company's total assets decreased $1.1 million to $227.4 million at March 31, 2006 compared to $228.5 million at December 31, 2005. The decrease in total assets resulted from a $2.7 million reduction in securities and a $1.4 million decrease in cash and due from banks, which was partially offset by a $1.5 million increase in loans, a $687,000 increase in premises and equipment,net and a $270,000 increase in goodwill.


FINANCIAL CONDITION

    Bridge Street Financial's total assets decreased $1.1 million or 0.5% to $227.4 million at March 31, 2006 compared to total assets of $228.5 million at December 31, 2005. The decrease in total assets during the three months ended March 31, 2006 was due primarily to a $2.7 million decrease in securities and a $1.4 million decrease in cash which were partially offset by a $1.5 million increase in loans, a $270,000 increase in goodwill and a $687,000 increase in premises and equipment, net. The increase in goodwill was the result of a first year performance payment to Ladds Agency's previous shareholder as required under the Ladds Agency purchase agreement. The increase in premises and equipment, net was due to capital funding for a replacement branch being constructed in Oswego, New York. Total liabilities decreased $1.2 million at March 31, 2006 compared to 2005 primarily due to a $505,000 decrease in deposits and a seasonal decrease in escrow deposits of $705,000.


    Total securities decreased $2.7 million to $41.0 million at March 31, 2006 compared to $43.7 million at December 31, 2005. Other equity securities available for sale decreased $3.9 million which was partially offset by $1.5 million an increase in mortgage-backed securities available. Mortgage-back securities held to maturity decreased $230,000. The decrease in securities is primarily the result of the sale of securities to provide funds for loan growth.

   The following table presents the composition of the Company's securities portfolio at the dates indicated.

                                                      March 31,   December 31,
                                                        2006          2005
                                                    ------------  ------------
                                                          (In thousands)
  SECURITIES AVAILABLE FOR SALE (fair value)
  -----------------------------
U.S. Government sponsored enterprises obligations $       3,397         3,405
Municipal securities                                     16,769        16,812
Mortgage-backed securities                               15,243        13,727
Other equity securities                                     380         4,268

                                                    ------------  ------------

                          Total securities        $      35,789        38,212
                                                    ============  ============

  SECURITIES HELD TO MATURITY (amortized cost)
  ---------------------------
Mortgage-backed securities                        $       5,229         5,459
                                                    ============  ============

      Total loans increased by $1.5 million or 1.0% to $150.6 million at March 31, 2006 from $149.1 million at December 31, 2005. Commercial mortgages and commercial loans increased $2.0 million or 3.1%, to $67.8 million at March 31, 2006 from $65.7 million at December 31, 2005. Residential mortgages decreased $119,000 and consumer loans decreased $428,000 at March 31, 2006 as compared to December 31, 2005. The decrease in mortgage loans and consumer loans is due primarily to seasonal factors that impact the volume of loan originations during the first quarter of the year. Seasonal loan origination volume is traditionally impacted in the first quarter by a number of factors which are primarily related to the harsh central New York winters; the migration of a portion of the central New York population to warmer regions of the county, a reduction of construction activity for commercial and residential construction projects, and a reduction in consumer expenditures for automobiles, recreational vehicles and home improvement projects.

       The following table presents the composition of the Company's loan portfolio by type of loan at the dates indicated.

                                 March 31,        December 31,
LOANS                             2006              2005
                              -------------     ------------
                                       (In thousands)
Residential mortgage
  and home equity           $       73,087           73,206
Commercial mortgage                 38,795           38,179
Commercial                          28,975           27,558
Consumer                             9,756           10,184
                              -------------     ------------

                            $      150,613          149,127
                              =============     ============

        In addition to the previously mentioned loan balances, the Company had $376,000 of loans held for sale on March 31, 2006 as compared to $269,000 at December 31, 2005. The loans held for sale consisted of fixed rate residential mortgages and are carried at the lower of aggregate cost or market value.

         The Company's deposits decreased by $505,000 to $174.0 million at March 31, 2006 compared to $174.5 million at December 31, 2005. Savings and money market deposits increased $2.0 million which was offset by a $1.0 million decrease in time deposits and a $1.5 million decrease in demand deposits. Additionally, escrow deposits reflect a seasonal decrease of $705,000 at March 31, 2006 compared to December 31, 2005.

         Shareholders' equity increased $107,000 during the three months ended March 31, 2006 to $26.2 million from $26.1 million at December 31, 2005. The increase in shareholders' equity was primarily due to net income of $224,000, an increase of $87,000 from the allocation of ESOP shares and the amortization of restricted stock and stock options which were partially offset by dividends paid of $207,000 during the three month period ending March 31, 2006.

         At March 31, 2006, nonperforming assets were 0.69% of total assets as compared to 0.45% at December 31, 2005. The following table presents a breakdown of the Company's nonperforming assets.

 NONPERFORMING ASSETS
 --------------------                        March 31,   December 31,
 (Dollars in thousands)                        2006          2005
                                           ------------ -------------
Nonaccrual loans                         $       1,560         1,030
Restructured loans                                   -             -
                                           ------------ -------------
  Nonperforming loans                            1,560         1,030

Other real estate                                    0             6
                                           ------------ -------------

  Nonperforming assets                   $       1,560         1,036
                                           ============ =============

Nonperforming assets
   to total assets                                0.69%         0.45%
Allowance for loan losses
   to nonperforming loans                         0.00%         0.00%

     While management views the current level of nonperforming assets to be very manageable, future experience may be affected by regional and national economic conditions, underwriting judgments and business and personal factors affecting the Company's customers. The increase in nonperforming loans at March 31, 2006 compared to December 31, 2005 is primarily the result of two commercial accounts which management believes have temporally moved to a nonaccrual status. Although the allowance for loan losses is maintained at a level that management believes, to the best of its knowledge, is at a level at March 31, 2006, to cover known and inherent losses in the loan portfolio that are both probable and reasonably estimable, similar factors will determine the level of the allowance in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examinations.


RESULTS OF OPERATING FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

         Net income was $224,000 for the three months ended March 31, 2006 compared to net income of $190,000 for the three months ended March 31, 2005. For the three months ended March 31, 2006 compared to the three months ended March 31, 2005, net interest income increased $94,000, noninterest income increased $195,000, which were partially offset by a $266,000 increase in noninterest expenses. Return on average equity was 3.41% in the three-month period of 2006 compared to 2.53% in the three-month period ended March 31, 2005. Return on average assets was 0.40% for the three-month period ended March 31, 2006 compared to 0.35% in the same period of 2005.

Net Interest Income

         Net interest income increased $94,000 to $1,823,000 in the three months ended March 31, 2006 from $1,729,000 in the three months ended March 31, 2005. The increase in net interest income during the three-month period was the result of increased interest income which exceeded an increase in interest expense. Interest income increased $365,000 and interest expense increased $271,000. The Company's net interest rate margin on a tax equivalent basis of 4.07% for the first quarter of 2006 increased 12 basis points from the same three-month period of 2005 and increased 11 basis points from the fourth quarter of 2006. For the three months ended March 31, 2006, net interest income on a tax equivalent basis increased $60,000 due to increases in volume of interest earning assets and interest bearing liabilities and increased $17,000 from changes in interest rates.

Interest Income

     Interest income increased $365,000 to $2.9 million for the three months ended March 31, 2006 as compared to $2.5 million for the same period in 2005. The increase in interest income is due primarily to a 68 basis point improvement in yield on average interest earning assets on a tax equivalent basis in 2006 compared to 2005 and a $1.6 million increase in average interest earning assets. Interest income on a tax equivalent basis increased by $348,000, or 13.0%, to $3.0 million in the three months ended March 31, 2006 as compared to the same period in 2005. The increase in interest income resulted from a $494,000 increase in interest income on loans and a $26,000 increase in income from federal funds sold and other short-term investments, which were partially offset by a $172,000 decrease in income from investments. The increase in loan interest income resulted from a $15.0 million increase in the balances of average loans and an increase in the average yield on loans to 6.54% in 2006 from 5.77% in 2005. The decrease in securities interest income resulted from a decrease of $14.7 million in average securities in 2006 compared to the same period in 2005, which was partially offset by a 23 basis point increase in average yield in 2006 to 5.65% from 5.42% in the same period in 2005.

Interest Expense

     Interest expense increased by $271,000 to $1,072,000 for the three months ended March 31, 2006 compared to $801,000 for the three months ended March 31, 2005. The increase in interest expense primarily resulted from higher average balances of deposits and higher rates on deposits, which was partially offset by lower average balances and lower rates on borrowings. Average interest bearing deposit balances increased $15.8 million or 12.5% compared to 2005. The average balance for borrowings decreased $6.2 million for the first quarter of 2006 compared to the same period in 2005. The average rate on deposits increased 80 basis points and the average rate on borrowing decreased 23 basis points for the three months ended March 31, 2006 compared the same period in 2005. The increase in deposit rates is the result of the current interest rate trends. The rate on borrowings decreased due to the maturity and payoff of a high coupon advance from the FHLB.


                                   AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

                                          For the three months ended March 31, 2006     For the three months ended March 31, 2005
                                          -----------------------------------------     -----------------------------------------
(Dollars in thousands)                     Average                    Average            Average                  Average
                                           Balance      Interest    Yield/Rates          Balance     Interest    Yield/Rates
                                          ---------     --------    -----------         ---------    --------    -----------
Interest-earnings assets:
Loan, gross (1),(2)                     $   148,707 $      2,397        6.54%         $   133,697 $      1,903        5.77%
Securities, at amortized cost (2)            42,771          596        5.65%              57,433          768        5.42%
Federal funds sold and other                  3,655           39        4.33%               2,404           13        2.19%
                                          ---------     --------    -----------         ---------    --------    -----------

          Total interest-earning assets     195,133        3,032        6.30%             193,534        2,684        5.62%

Noninterest-earning assets                   30,346                                        24,050
                                          ----------                                    ----------
          Total assets                      225,479                                       217,584
                                          ==========                                    ==========

Interest-bearing liabilities:
Savings, NOW, money market (3)               91,288          418        1.86%              73,009          162        0.90%
Time deposits                                50,233          445        3.59%              52,736          356        2.74%
Borrowings                                   22,277          209        3.80%              28,476          283        4.03%
                                          ---------     --------    -----------         ---------    --------    -----------

          Total interest-bearing
            liabilities                     163,798        1,072        2.65%             154,221          801        2.11%

Noninterest-bearing deposits                 30,823                                        28,996
Other noninterest liabilities                 4,232                                         3,904
                                          ----------                                    ----------

          Total liabilities                 198,853                                       187,121
Shareholders' equity                         26,626                                        30,463
                                          ----------                                    ----------

          Total liabilities and equity      225,479                                       217,584
                                          ==========                                    ==========

Excess of earnings assets over interest
          bearing-liabilities                31,335                                        39,313
                                          ==========                                    ==========

Net interest income                                        1,960                                         1,883
                                                       ----------                                    ----------

Tax equivalent adjustment                                   (137)                                         (154)
                                                       ----------                                    ----------
Net interest income per consolidated
financial statements                                       1,823                                         1,729
                                                       ==========                                    ==========

Net interest rate spread                                                3.65%                                         3.51%
Net interest rate margin (4)                                            4.07%                                         3.95%
Average interest-earning assets to average
interest-bearing liabilities                                          119.13%                                       125.49%

------------------
(1)  Includes nonaccruing loans.
(2) Includes tax equivalent adjustment for tax-exempt loans securities income assuming a 40% combined federal and state income tax rate. Average balance represents the amortized cost of securities excluding net unrealized gains or losses.
(3) Includes advance payments by borrowers for taxes and insurance (mortgage escrow deposits).
(4)  Equals net interest income divided by average interest-earning assets.


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

                                                 THREE MONTHS ENDED
                                                   MARCH 31, 2006
                                                     COMPARED TO
                                                 THREE MONTHS ENDED
                                                   MARCH 31, 2005
                                                 INCREASE/(DECREASE)
                                     -----------------------------------------
                 (In thousands)           DUE TO
                                     ---------------------------
                                        VOLUME         RATE           NET
                                     -------------  ------------  ------------
Interest income:
     Loans                          $         226  $        268  $        494
     Securities                              (203)           31          (172)
     Federal funds sold and other               9            17            26
                                     -------------  ------------  ------------
        Total interest income                  32           316           348
                                     -------------  ------------  ------------

Interest expense
     Savings,NOW and money
                 market deposits               49           207           256
     Time deposits                            (18)          107            89
     Borrowings                               (59)          (15)          (74)
                                     -------------  ------------  ------------
        Total interest expense                (28)          299           271
                                     -------------  ------------  ------------

Increase in net
     interest income                $          60  $         17  $         77
                                     =============  ============  ============

Provision for Loan Losses

      The provision for loan losses was $117,000 in the three month ended March 31, 2006, as compared to $116,000 for the same period in 2004. Charge-offs net of recoveries during the three months ended March 31, 2006 were $56,000 as compared to $124,000 in the same in 2005. The Company records charge-offs as a result of loan customers on various commercial and consumer loans being delinquent with future payment doubtful. Requirements for allowance provisions are based on management's assessment of inherent losses in these portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends. The allowance for loan losses as a percentage of ending loans was 0.95% at March 31, 2006 as compared to 0.92% at December 31, 2005.

Noninterest Income

     Noninterest income increased $195,000 to $1,211,000 for the three months ended March 31, 2006 compared to $1,016,000 for the same period in 2005. The increase in noninterest income was due primarily to a $226,000 increase in of noninterest income from the Ladds Agency and a $29,000 increase in service charges, which were partially offset by an $18,000 decrease in net gains on sale of loans, $5,000 net loss on the sale of securities and a $32,000 reduction of other noninterest income. The increase in noninterest income for the Ladds Agency was the result of there being two additional months of noninterest income in the first quarter of 2006 as compared to the same period in 2005.

Noninterest Expense

     Noninterest expense increased during the three months ended March 31, 2006 by $266,000 compared to the three months ended March 31, 2005. The increase in noninterest expense is primarily the result of a $290,000 increase in noninterest expense recorded for the Ladds Agency in the first quarter of 2006 compared to the same period in 2005. The increase in the Ladds Agency noninterest expense was the result of there being two additional months of noninterest expense in the first quarter of 2006 compared to the same period in 2005. The Company's noninterest expense for the three months ended March 31, 2006, excluding the Ladds Agency decreased $24,000 compared to the same period in the prior year.

Income Taxes

     Income tax expense for the three months ended March 31, 2006 was $33,000 compared to income tax expense of $45,000 for the same period in 2005. The decrease in income tax expense was due to a lower effective income tax rate in 2006 compared to the same period in 2005. The Company's effective income tax rate is based on the projected effective income tax rate for the twelve-month period ended December 31, 2006. The expected 2006 income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance.

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

   Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. Such products frequently have short terms (five years or less) or interest rates that adjust at least every five years. Funds are utilized to meet ongoing commitments to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and to maintain a portfolio of investment securities. At March 31, 2006, the Company had outstanding commitments to originate loans of approximately $20.7 million and unused standby letters of credit of approximately $301,000. At March 31, 2006, the Company also had certificates of deposit scheduled to mature in one year or less totaling $34.2 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. It is anticipated that the Company will continue to have sufficient deposit funds and available borrowings to meet its current commitments.

   At March 31, 2006, the Company had total borrowings from the FHLB of $21.6 million. Also available to the Company are overnight and one-month borrowing facilities with the FHLB, each in the amount of $21.9 million, an overnight credit plus line of $4.6 million with the FHLB and a $5.0 million overnight line of credit with a commercial bank.

   The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking regulators. Failure to meet minimum capital requirements could result in certain mandatory and discretionary responses by regulators that could have a material effect on the Company's financial condition and results of operations. In addition, the ability of the Company and the Bank to pay dividends is subject to regulations administered by the banking agencies. At March 31, 2006, the Company and the Bank exceeded the capital requirements set forth by the regulators for well capitalized organizations.

Off Balance Sheet Arrangements

   The Company does not have any off balance sheet arrangements that have, or in management's opinion, are reasonably likely to have, a current or future effect on the Company's financial condition, revenue or expenses, results of operations, liquidity, capital resources or expenditures that is material to investors.

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

  The following table as of March 31, 2006 presents the estimated impact on the Company's net interest income resulting from changes in the interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities. These assumptions are inherently uncertain and therefore, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may be significantly different due to timing, magnitude and frequency of interest rate changes and changes in market conditions.

                                              NET INTEREST INCOME
                                -----------------------------------------------
                                                  DOLLAR         PERCENTAGE
Change in Interest Rates        ESTIMATED         CHANGE           CHANGE
in Basis Points                 AMOUNT           FROM BASE       FROM BASE
----------------------------    ------------    ------------  -----------------

       +           200         $      8,276              46       0.56 %
       +           100                8,273              43       0.52
                   Base               8,230               -       0.00
       -           100                8,171             (59)     (0.72)
       -           200                8,093            (137)     (1.66)

Item 4.  Controls and Procedures

   Management, including the Company's President and Chief Executive Officer and the Company's Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective, to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company's management, including the Company's principal executive officer and principal accounting officer, as appropriate to allow for timely decisions regarding required disclosure.

   There have been no changes in the Company's internal control over financial reporting identified in connection with the evaluation that occurred during the Company's last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.




PART II      -    OTHER INFORMATION

         Item 1.  Legal  Proceedings
                  None


         Item 1A. Risk Factors

  The following risk factors are in addition to the risk factors set forth in the Company's Form 10-K for the year ended December 31, 2005.

COMPLETION OF THE PROPOSED MERGER WITH ALLIANCE IS SUBJECT TO VARIOUS CLOSING CONDITIONS, INVOLVES SIGNIFICANT COSTS AND WILL REQUIRE CONSIDERABLE ATTENTION FROM OUR MANAGEMENT.

   The completion of the proposed merger with Alliance is subject to the satisfaction of various closing conditions, including the approval by our shareholders as well as the shareholders of Alliance. Although our board of directors will, subject to fiduciary exceptions, recommend that the our shareholders approve and adopt the merger agreement by and between the Company and Alliance, we cannot assure you that the merger agreement and the merger will be approved, or that the other conditions to the completion of the merger will be satisfied. Successful completion of the merger will require the attention of our management and may divert their attention away from our operations. In addition, the merger agreement restricts us from taking specified actions without Alliance's approval. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

FAILURE TO COMPLETE THE PROPOSED MERGER COULD NEGATIVELY IMPACT STOCK PRICE, FUTURE BUSINESS AND FINANCIAL RESULTS

   If the merger is not completed, we will be subject to several risks, including the following:

     o under certain circumstances, if the merger is not completed, we may be required to pay Alliance a termination fee of $2,200,000;

     o certain costs relating to the merger, such as legal, accounting and financial advisory fees, will be payable by us whether or not the merger is completed; and

     o the current market price of our common stock may reflect a market assumption that the merger will occur, and a failure to complete the merger could have a negative impact on our reputation in the financial services industry, in the investment community and with our depositors and borrowers and, as a result, the market price of our common stock could decline.


     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

               The Company made no repurchases of the Company's stock during the first quarter of 2006.


     Item 3.   Defaults Upon Senior Securities

               None


     Item 4.   Submission of Matters to a Vote of Security Holders

               None


     Item 5.   Other Information

               None


     Item 6.   Exhibits


------------------ ---------------------------------------------------------------------------------------------------
EXHIBIT            DESCRIPTION
------------------ ---------------------------------------------------------------------------------------------------
2.1                Amended Plan of Conversion and Agreement and Plan of Reorganization. (1)
------------------ ---------------------------------------------------------------------------------------------------
2.2                Agreement and Plan of Merger by and between Alliance Financial Corporation and Bridge Street
                   Financial, Inc. (4)
------------------ ---------------------------------------------------------------------------------------------------
3.1                Certificate of Incorporation of Bridge Street Financial, Inc. (1)
------------------ ---------------------------------------------------------------------------------------------------
3.2                Bylaws of Bridge Street Financial, Inc. (1)
------------------ ---------------------------------------------------------------------------------------------------
3.3                Articles of Association of Oswego County National Bank. (1)
------------------ ---------------------------------------------------------------------------------------------------
3.4                Bylaws of Oswego County National Bank. (1)
------------------ ---------------------------------------------------------------------------------------------------
4.1                Certificate of Incorporation of Bridge Street Financial, Inc. (1)
------------------ ---------------------------------------------------------------------------------------------------
4.2                Bylaws of Bridge Street Financial, Inc. (1)
------------------ ---------------------------------------------------------------------------------------------------
4.3                Form of Stock Certificate of Bridge Street Financial, Inc. (1)
------------------ ---------------------------------------------------------------------------------------------------
10.1               Employee Stock Ownership Plan of Oswego County Bancorp, Inc. (1)
------------------ ---------------------------------------------------------------------------------------------------
10.2               Stock   Purchase   Agreement,   dated  as  of  March  1,  2005,   by  and  among   Bridge   Street
                   Financial, Inc., and Robert J. Rowe, Christine Romagnoli, Eileen Cassidy, and Michael Monica.(4)
------------------ ---------------------------------------------------------------------------------------------------
10.3               Form of Employment Agreement between Bridge Street Financial, Inc. and Gregory J. Kreis. (1)
------------------ ---------------------------------------------------------------------------------------------------
10.4               Form of One Year Change in Control Agreement by and among certain officers and Bridge Street
                   Financial, Inc. and Oswego County National Bank. (1)
------------------ ---------------------------------------------------------------------------------------------------
10.5               Directors Supplemental Retirement Benefit Plan, dated March 15, 2000 (2)
------------------ ---------------------------------------------------------------------------------------------------
10.6               Executive Supplemental Retirement Income Agreement, dated March 15, 2000, between Oswego County
                   National Bank and Gregory J. Kreis. (2)
------------------ ---------------------------------------------------------------------------------------------------
10.7               Trust Agreement dated as of February 1, 2000 between Oswego County National Bank and Security
                   Federal Savings Bank. (2)
------------------ ---------------------------------------------------------------------------------------------------
10.8               First Amendment to the Executive Supplemental Retirement Income Agreement between Oswego County
                   National Bank and Gregory J. Kreis, dated May 18, 2000. (1)
------------------ ---------------------------------------------------------------------------------------------------
10.9               Oswego County Bancorp, Inc. Stock Option Plan. (1)
------------------ ---------------------------------------------------------------------------------------------------
10.10              Oswego County Bancorp, Inc. Restricted Stock Plan. (1)
------------------ ---------------------------------------------------------------------------------------------------
10.11              Second Amendment to the Executive Supplemental Retirement Income Agreement between Oswego County
                   National Bank and Gregory J. Kreis, dated January 4, 2006.
------------------ ---------------------------------------------------------------------------------------------------
31                 Rule 13a - 14(a)/15d - 14(a) Certifications
------------------ ---------------------------------------------------------------------------------------------------
32                 Section 1350 Certifications
------------------ ---------------------------------------------------------------------------------------------------

(1) Incorporated herein by reference to the Registration Statement on Form S-1, No. 333-99347, of Bridge Street Financial filed with the SEC on September 9, 2002, as amended.
(2) Incorporated herein by reference to the Registration Statement on Form S-8, No. 333-101421, filed with the SEC on November 22, 2002, as amended.
(3) Incorporated by reference to the Annual Report on Form 10-KSB, filed with the SEC on March 30, 2004. (4) Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on April 25, 2006.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Bridge Street Financial, Inc.


Date:    May 11, 2006           By: /S/ GREGORY J. KREIS
                                    --------------------------------------------
                                    Gregory J. Kreis
                                    President and Chief Executive Officer


Date:    May 11, 2006           By: /S/ EUGENE R. SUNDERHAFT
                                    --------------------------------------------
                                    Eugene R. Sunderhaft
                                    Senior Vice  President  and Chief  Financial
                                    Officer