Form 10-Q
period 2006-06-30
BRIDGE STREET FINANCIAL INC
filed 2006-08-14
CIK 1182555

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

F O R M 10-Q
_________________________________________

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

Large accelerated filer           Accelerated filer           Non-accelerated filer   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Number of shares of common stock outstanding
as of August 9, 2006

Class	Outstanding
COMMON STOCK, $0.01 PAR VALUE	2,315,834

BRIDGE STREET FINANCIAL, INC.
FORM 10-Q
INDEX

Part I - FINANCIAL INFORMATION

Item 1-Financial Statements (unaudited):

Consolidated Statements of Financial Condition at June 30, 2006 and December 31, 2005

Consolidated Statements of Income for the three-month and six-month periods ended June 30, 2006 and June 30, 2005

Consolidated Statements of Changes in Shareholders’ Equity for the six-month period ended June 30, 2006

Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2006 and June 30, 2005

Notes to Unaudited Condensed Interim Consolidated Financial Statements

Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 -Quantitative and Qualitative Disclosures about Market Risk

Item 4 -Controls and Procedures

Part II- OTHER INFORMATION

Item 1-Legal Proceedings

Item 1A-Risk Factors

Item 2-Unregistered Sales of Equity Securities and Use of Proceeds

Item 3-Defaults Upon Senior Securities

Item 4-Submission of Matters to a Vote of Security Holders

Item 5-Other Information

Item 6- Exhibits

Signatures

BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition
(In thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
Assets	2006	2005

Cash and due from banks	$13,672	12,000
Securities available for sale, at fair value	34,509	38,212
Securities held to maturity (fair value of $4,799 on June 30, 2006, and $5,339 on December 31, 2005)	5,054	5,459
Loans held for sale	92	269

Loans	152,940	149,127
Less: allowance for loan losses	1,471	1,376

Loans, net	151,469	147,751

Federal Home Loan Bank stock	1,250	1,248
Premises and equipment, net	10,432	9,007
Accrued interest receivable	977	864
Bank-owned life insurance	6,378	6,257
Goodwill	2,219	1,949
Other intangible assets, net	1,096	1,154
Other assets	4,379	4,334

Total assets	$231,527	228,504

Liabilities and Shareholders' Equity

Liabilities:
Deposits:
Demand	$32,860	32,739
Savings and money market	93,963	90,750
Time	51,333	51,049

	178,156	174,538

Escrow deposits	1,118	1,344
Short-term debt	176	148
Long-term debt	21,872	21,972
Other liabilities	4,354	4,355

Total liabilities	205,676	202,357

Shareholders' equity:
Preferred stock, $0.01 par value, 1,000,000 shares authorized, at June 30, 2006
and December 31, 2005, no shares issued	—	—
Common stock, $0.01 par value, 5,000,000 shares authorized, 2,846,342 and
2,863,689 shares issued at June 30, 2006 and December 31, 2005	28	29
Additional paid-in capital	18,242	18,364
Unvested restricted stock awards, 20,007 shares at December 31, 2005	—	(277)
Treasury stock, at cost, 554,510 shares at June 30, 2006 and December 31, 2005	(7,251)	(7,251)
Unallocated common stock held by Employee Stock Ownership Plan (ESOP)
28,169 and 33,087 shares at June 30, 2006 and December 31, 2005	(85)	(101)
Retained earnings	15,264	15,465
Accumulated other comprehensive loss	(347)	(82)

Total shareholders' equity	25,851	26,147

Total liabilities and shareholders' equity	$231,527	228,504

See accompanying notes to consolidated interim financial statements.

BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except share data)
(unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Interest and dividend income:
Loans	$2,496	2,015	$4,871	3,905
Securities	472	615	953	1,242
Federal funds sold and other short-term investments	52	30	91	43

Total interest and dividend income	3,020	2,660	5,915	5,190

Interest expense:
Deposits and escrow accounts	952	604	1,815	1,122
Borrowings	210	217	419	500

Total interest expense	1,162	821	2,234	1,622

Net interest income	1,858	1,839	3,681	3,568

Provision for loan losses	124	126	241	242

Net interest income after provision for loan losses	1,734	1,713	3,440	3,326

Noninterest income:
Service charges	641	606	1,272	1,208
Net (loss) gain on securities transactions	—	70	(5)	70
Net gains on sale of loans	20	11	31	40
Increase in value of bank-owned life insurance	61	53	121	106
Insurance commissions and fees	477	469	856	634
Other	149	87	283	254

Total noninterest income	1,348	1,296	2,558	2,312

Noninterest expenses:
Salaries and employee benefits	1,438	1,314	2,869	2,552
Occupancy and equipment	372	348	781	690
Data processing	249	244	490	467
Office supplies, printing and postage	60	63	125	124
Professional fees	473	214	624	344
Director fees	58	38	101	82
Marketing and advertising	66	59	114	117
Other	312	324	583	622

Total noninterest expenses	3,028	2,604	5,687	4,998

Income before income tax expense	54	405	311	640

Income tax expense	65	66	98	111

Net income (loss)	$(11)	339	$213	529

Basic net income per share	$—	0.14	$0.09	0.22

Diluted net income per share	$—	0.14	$0.09	0.21

BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity
Six months ended June 30, 2006
(In thousands, except share and per share data)
(unaudited)

	Common stock	Additional paid-in capital	Unvested restricted stock awards	Treasury stock	Unallocated common stock held by ESOP	Retained earnings
							Accumulated other compre- hensive income (loss)	Total

Balance at December 31, 2005	$29	18,364	(277)	(7,251)	(101)	15,465	(82)	26,147
Reclass of unvested restricted stock awards on adoptions of SFAS 123R (20,007 shares)	(1)	(276)	277	—	—	—	—	—
Cash dividends ($0.18 per share)	—	—	—	—	—	(414)	—	(414)
Amortization of restricted stock, net of cancellations (3,700 shares)	—	42	—	—	—	—	—	42
Amortization of stock option expense	—	24	—	—	—	—	—	24
Excess tax benefit on vested restricted stock	—	8	—	—	—	—	—	8
Allocation of ESOP stock (4,918 shares)	—	80	—	—	16	—	—	96
Comprehensive income:
Net income	—	—	—	—	—	213	—	213
Other comprehensive loss	—	—	—	—	—	—	(265)	(265)
Total comprehensive loss								(52)
Balance at June 30, 2006	$28	18,242	—	(7,251)	(85)	15,264	(347)	25,851

See accompanying notes to consolidated interrim financial statements

BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$213	529
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	357	343
Provision for loan losses	241	242
Net loss (gain) on securities transactions	5	(70)
Net gain on sale of loans	(31)	(40)
Net increase in cash surrender value of life insurance	(121)	(106)
Net amortization of securities premiums	38	68
Proceeds from sale of loans held for sale	2,980	4,325
Loans originated for sale	(2,772)	(4,463)
Amortiztion of stock option expense	24	—
Excess tax benefit on vested restricted stock and exercised stock options	—	31
ESOP stock released for allocation and amortization of restricted stock	138	139
Amortization of other intangible assets	58	40
Change in:
Accrued interest receivable	(113)	41
Other assets	133	(9)
Other liabilities	(1)	189

Net cash provided by operating activities	1,149	1,259

Cash flows from investing activities:
Proceeds from sale of securities available for sale	3,995	5,253
Proceeds from maturity of and principal collected on securities available for sale	1,381	3,256
Proceeds from maturity of and principal collected on securities held to maturity	404	525
Purchases of securities available for sale	(2,158)	—
Proceeds from (purchase) sale of Federal Home Loan Bank of New York stock	(2)	405
Net increase in loans net of principal collections	(3,959)	(5,816)
Purchase of insurance agency	(270)	(1,496)
Purchases of premises and equipment	(1,782)	(321)

Net cash (used) provided by investing activities	(2,391)	1,806

Cash flows from financing activities:
Net increase in demand, savings and money market deposits	3,334	10,111
Net increase in time deposits	284	2,067
Net decrease in escrow deposits	(226)	(156)
Net increase (decrease) in short-term borrowing	28	(3,515)
Repayment of long-term debt	(100)	(4,284)
Net proceeds from the exercise of stock options	—	27
Excess tax benefit on vested restricted stock	8	—
Purchase of treasury stock	—	(4,953)
Dividends on common stock	(414)	(354)

Net cash (used in) provided by financing activities	2,914	(1,057)

Net increase in cash and cash equivalents	1,672	2,008

Cash and cash equivalents at beginning of period	12,000	7,956

Cash and cash equivalents at end of period	$13,672	9,964

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$2,236	1,652
Income taxes	179	88

Non-cash investing and financing activities:
Transfer of loans to real estate owned	$—	35
Adjustment of securities available for sale to fair value, net of taxes	(265)	(99)

Acquisition of financial service company:
Fair value of non-cash assets acquired in purchase acquisition	$—	151
Fair value of non-cash liabilities assumed in acquisition	—	(1,039)

See accompanying notes to consolidated interim financial statements.

BRIDGE STREET FINANCIAL, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Interim Financial Statements
June 30, 2006

(1)	Basis of presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Bridge Street Financial, Inc. (“OCNB” or the “Company”) and its wholly owned subsidiaries, Oswego County National Bank (the “Bank”) and, as of March 1, 2005, Ladd’s Agency, Inc., an insurance agency with offices in North Syracuse and Auburn, New York. All significant intercompany balances and transactions have been eliminated in consolidation. The statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all material adjustments necessary for fair presentation, consisting of normal accruals and adjustments have been made in the accompanying statements. The results of operations for the interim periods presented should not be considered indicative of results that may be expected for an entire fiscal year or any other interim period. The accompanying unaudited condensed consolidated interim financial statements are intended to be read in conjunction with the Company’s audited financial statements and footnotes for the year ended December 31, 2005 included in the annual report on Form 10-K.

(2)	Earnings per share

Basic and diluted earnings per share are calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period (exclusive of unallocated ESOP shares). Diluted earnings per share is computed by adding to weighted average shares outstanding the number of potentially issuable shares under the Company’s stock option and restricted stock plan, under the treasury stock method. The following table summarizes the number of shares utilized in the Company’s earnings per share calculations for the periods covered in the financial statements.

Number of shares utilized	Three months ended June 30,		Six months ended June 30,
in per share computations	2006	2005	2006	2005
For basic earnings per share	2,260,488	2,423,234	2,258,299	2,458,359

Added for: Stock options	72,269	69,181	73,748	72,196
Restricted stock	3,283	2,829	3,548	3,319

For diluted earnings per share	2,336,040	2,495,244	2,335,595	2,533,874

(3)	Other comprehensive income (loss)

The following summarizes the components of other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands)
Other comprehensive income, before tax:
Net unrealized holding (loss) gain on securities
arising during the period	$(446)	605	(446)	(95)

Reclassification adjustment for securities
(loss) gains included in net income	-	(70)	5	(70)
Other comprehensive income (loss) before tax	(446)	535	(441)	(165)

Income tax benefit (expense) related to items
of other comprehensive income	178	(214)	176	66
Other comprehensive income (loss), net of tax	$(268)	321	(265)	(99)

(4)	Stock based compensation

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

The Company elected the modified prospective transition method for adopting SFAS No. 123R. Under this method, the provisions of SFAS No. 123R apply to all new awards granted, awards modified after the date of adoption and unvested awards outstanding under previous grants as of January 1, 2006. During the quarter ended June 30, 2006 and for the six months ended June 30, 2006, no stock options were exercised, forfeited or awarded by the Company, and the Company recognized total non-cash stock-based compensation cost of $12,000 and $24,800, respectively, for unvested options outstanding as of January 1, 2006. As of June 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options was $100,000, which has a weighted average remaining life of two years.

A summary of option information for the three months ended June 30, 2006 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
June 30, 2006	Shares	Price	Term (Yrs)	Value
Outstanding	143,503	$9.13	5.9	$1,643,000

Exercisable	89,159	$7.06	5.2	$1,205,000

Pro forma disclosures for the three-month and six-month periods ended June 30, 2005, utilizing the estimated fair value of the options granted, are as follows (dollars in thousands, except per share data):

		Three months	Six months
		ended June 30,	ended June 30,
		2005	2005
Net income
	As reported	$339	529

Add:	Stock based compensation for restricted stock,
	net of tax	15	32

Deduct:	Total stock-based compensation expense
	determined under fair value based method
	for all awards, net of tax	23	50
	Pro forma net income	$331	511

Basic earnings per share:
	As reported	0.14	0.22
	Pro forma	0.14	0.21

Diluted earnings per share:
	As reported	0.14	0.21
	Pro forma	0.13	0.20

(5)  Obligations under guarantees

The Company does not issue any guarantees that would require liability recognition or disclosures, other than its standby letters of credit. Standby letters of credit are conditional commitments issued by the Company to guarantee payment on behalf of a customer and guarantee the performance of a customer to a third party. The credit risk involved in issuing these instruments is essentially the same as that involved in extending loans to customers. Since a portion of these instruments will expire unused, the total amounts do not necessarily represent future cash requirements. Each customer is evaluated individually for creditworthiness under the same underwriting standards used for commitments to extend credit and on-balance-sheet instruments. Company policies governing loan collateral apply to standby letters of credit at the time of credit extension. Outstanding commitments on standby letters of credit at June 30, 2006 and June 30, 2005 were approximately $250,000 and $368,000, respectively. The fair value of the Company’s standby letters of credit at June 30, 2006 and 2005 was insignificant.

(6)  Pension and Other Postretirement Plans

The following table sets forth the components of net periodic benefit cost for the Company’s defined benefit pension plan and the other postretirement benefit plan for the three-month and six-month periods ended June 30, 2006 and 2005.

	Three months ended June 30,				Six months ended June 30,

	Pension Benefits		Other Postretirement Benefits		Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005	2006	2005	2006	2005
	(In thousands)
Service cost	$51	56	-	-	102	112	-	-

Interest cost	69	69	12	12	138	138	24	24

Expected return on assets	(104)	(87)	-	-	(208)	(174)	-	-

Amortization of transition obligation	-	-	3	3	-	-	6	6

Amortization of net loss	13	19	1	-	26	38	2	-

Net periodic benefit cost	$29	57	16	15	58	114	32	30

For the fiscal year ending December 31, 2006, the Company expects to contribute approximately $95,000 and $52,000 to the defined benefit pension plan and the postretirement plan, respectively.

(7)  Segment Information

The Company has two business segments, banking and financial services. The financial service segment consists of the insurance agency business acquired as of March 1, 2005. The banking segment includes the results of the Company excluding the financial services. Selected operating information for those segments follows:

	Three months ended June 30, 2006			Three months ended June 30, 2005
		Financial	Consolidated		Financial	Consolidated
	Bank	services	total	Bank	services	total
	(In thousands)
Net interest income	$1,868	(10)	1,858	1,850	(11)	1,839
Provision for loan losses	124	-	124	126	-	126

Net interest income after provision for loan losses	1,744	(10)	1,734	1,724	(11)	1,713

Noninterest income	867	481	1,348	827	469	1,296
Noninterest expense	2,604	424	3,028	2,162	442	2,604

Income before income taxes	7	47	54	389	16	405
Income tax expense (benefit)	47	18	65	60	6	66
Net income (loss)	$(40)	29	(11)	329	10	339

	Six months ended June 30, 2006			Six months ended June 30, 2005
		Financial	Consolidated		Financial	Consolidated
	Bank	services	total	Bank	services	total
	(In thousands)
Net interest income	$3,701	(20)	3,681	3,583	(15)	3,568
Provision for loan losses	241	-	241	242	-	242

Net interest income after provision for loan losses	3,460	(20)	3,440	3,341	(15)	3,326

Noninterest income	1,686	872	2,558	1,678	634	2,312
Noninterest expense	4,827	860	5,687	4,410	588	4,998

Income before income taxes	319	(8)	311	609	31	640
Income tax expense (benefit)	101	(3)	98	99	12	111
Net income (loss)	$218	(5)	213	510	19	529

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

Overview

Bridge Street Financial, Inc. (the “Company”) reported a net loss of $11,000 for the quarter ended June 30, 2006 compared to net income of $339,000 for the same period in 2005. The loss in the quarter ended June 30, 2006 was the result of $347,000 of expenses related to the planned acquisition of the Company by Alliance Financial Corporation and an increase in the effective tax rate due to the non-deductibility of acquisition related expenses. Results for the second quarter of 2006 as compared to the same period in 2005 reflect a $19,000 increase in net interest income, a $52,000 increase in noninterest income and a $424,000 increase in noninterest expense. Noninterest income in the second quarter of 2005 included $70,000 of net securities gains on securities transaction as compared to no gains on securities transactions in 2006. For the six-month period ended June 30, 2006, the Company reported net income of $213,000 compared to $529,000 for the same period in 2005.

The Company’s total assets increased $3.0 million to $231.5 million at June 30, 2006 compared to $228.5 million at December 31, 2005. The increase in total assets resulted from a $3.8 million increase in loans, a $1.7 million increase in cash and due from banks, and a $1.4 million increase in premises and equipment, net, which were partially offset by a $4.1 million decrease in securities. Deposits increased $3.6 million to $178.1 million at June 30, 2006 compared to $174.5 million at December 31, 2005.

Financial Condition

Bridge Street Financial’s total assets increased $3.0 million or 1.3% to $231.5 million at June 30, 2006 compared to total assets of $228.5 million at December 31, 2005. The increase in total assets during the six months ended June 30, 2006 was due primarily to a $1.7 million increase in cash, a $3.8 million increase in loans, a $270,000 increase in goodwill and a $1.4 million increase in premises and equipment, net, which were partially offset by a $4.1 million decrease in securities. The increase in goodwill was the result of a first year performance payment to Ladds Agency’s previous shareholder as required under the Ladds Agency purchase agreement. The increase in premises and equipment, net was due to capital funding for a replacement branch being constructed in Oswego, New York. Total liabilities increased $3.3 million at June 30, 2006 compared to December 31, 2005 primarily due to a $3.6 million increase in deposits, which were partially offset by a seasonal decrease in escrow deposits of $226,000 and a reduction in borrowing of $72,000.

Total securities decreased $4.1 million to $39.6 million at June 30, 2006 compared to $43.7 million at December 31, 2005. Other equity securities available for sale decreased $3.9 million and municipal securities decreased $0.2 million. The decrease in securities is primarily the result of the sale of securities to provide funds for loan growth.

The following table presents the composition of the Company’s securities portfolio at the dates indicated.

	June 30,	December 31,
	2006	2005
	(In thousands)
Securities available for sale (fair value)
U.S. Government sponsored enterprises obligations	$3,348	3,405
Municipal securities	16,575	16,812
Mortgage-backed securities	14,206	13,727
Other equity securities	380	4,268

Total securities	$34,509	38,212

Securities held to maturity (amortized cost)
Mortgage-backed securities	$5,054	5,459

Total loans increased by $3.8 million or 2.6% to $152.9 million at June 30, 2006 from $149.1 million at December 31, 2005. Commercial mortgages and commercial loans increased $4.6 million or 6.9% to $70.3 million at June 30, 2006 from $65.7 million at December 31, 2005 and consumer loans increased $0.2 million, which were partially offset by a $1.0 million decrease in residential mortgages at June 30, 2006 as compared to December 31, 2005. The decrease in residential mortgage loans is due primarily to principal payments and a reduction in new loan originations as a result of the current regional and national softening of residential mortgage activity.

The following table presents the composition of the Company’s loan portfolio by type of loan at the dates indicated.

	June 30,	December 31,
Loans	2006	2005
	(In thousands)
Residential mortgage
and home equity	$72,198	73,206
Commercial mortgage	41,547	38,179
Commercial	28,752	27,558
Consumer	10,443	10,184

	$152,940	149,127

In addition to the previously mentioned loan balances, the Company had $92,000 of loans held for sale on June 30, 2006 compared to $269,000 at December 31, 2005. The loans held for sale consisted of fixed rate residential mortgages and are carried at the lower of aggregate cost or market value.

The Company's deposits increased by $3.6 million to $178.2 million at June 30, 2006 compared to $174.5 million at December 31, 2005. Savings and money market deposits increased $3.2 million, time deposits increased $0.3 million and demand deposits increased $0.1 million. Additionally, escrow deposits reflect a seasonal decrease of $0.2 million at June 30, 2006 compared to December 31, 2005.

Shareholders' equity decreased $296,000 at June 30, 2006 to $25.9 million from $26.1 million at December 31, 2005. The decrease in shareholders' equity was primarily due to a $265,000 increase in other comprehensive loss and a $201,000 reduction in retained earnings that resulted from dividend payments exceeding net income, which were partially offset by an increase of $170,000 from the allocation of ESOP shares and the amortization of restricted stock and stock options.

At June 30, 2006, nonperforming assets were 0.54% of total assets as compared to 0.45% at December 31, 2005. The following table presents a breakdown of the Company’s nonperforming assets.

Nonperforming assets	June 30,	December 31,
(Dollars in thousands)	2006	2005
Nonaccrual loans	$1,239	1,030
Restructured commercial mortgage loans	-	-
Nonperforming loans	1,239	1,030

Other real estate	0	6
Nonperforming assets	$1,239	1,036

Nonperforming assets to total assets	0.54%	0.45%
Allowance for loan losses to nonperforming loans	118.72%	133.59%

While management views the current level of nonperforming assets to be manageable, future experience may be affected by regional and national economic conditions, underwriting judgments and business and personal factors affecting the Company’s customers. The increase in nonperforming loans at June 30, 2006 compared to December 31, 2005 is primarily the result of two commercial accounts which management believes have temporally moved to a nonaccrual status. Although the allowance for loan losses is maintained at a level that management believes, to the best of its knowledge, is at a level at June 30, 2006, to cover known and inherent losses in the loan portfolio that are both probable and reasonably estimable, similar factors will determine the level of the allowance in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examinations.

Results of Operations for the Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005

The Company incurred a net loss of $11,000 for the three months ended June 30, 2006 compared to net income of $339,000 for the three months ended June 30, 2005. The net loss for the three months ended June 30, 2006 was the result of $347,000 of expenses related to the acquisition of the Company by Alliance Financial Corporation and an increase in the effective tax rate due to the non-deductibility of the acquisition expenses. For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, net interest income increased $19,000 and noninterest income increased $52,000, which were partially offset by a $424,000 increase in noninterest expenses. Return on average equity was negative 0.17% in the three-month period of 2006 compared to 4.82% in the three-month period ended June 30, 2005. Return on average assets was negative 0.02% for the three-month period ended June 30, 2006 compared to 0.61% in the same period of 2005.

Net Interest Income

Net interest income increased $19,000 to $1,858,000 in the three months ended June 30, 2006 from $1,839,000 in the three months ended June 30, 2005. The increase in net interest income during the three-month period was the result of increased interest income which exceeded an increase in interest expense. Interest income increased $360,000 and interest expense increased $341,000. The Company's net interest rate margin on a tax equivalent basis of 4.04% for the second quarter of 2006 decreased 12 basis points from the same three-month period of 2005 and decreased 3 basis points from the first quarter of 2006. For the three months ended June 30, 2006, net interest income on a tax equivalent basis increased $104,000 due to increases in volume of interest earning assets and interest bearing liabilities and decreased $108,000 from changes in interest rates.

Interest Income

Interest income increased $360,000 to $3.0 million for the three months ended June 31, 2006 compared to $2.7 million for the same period in 2005. The increase in interest income is due primarily to a 52 basis point improvement in yield on average interest earning assets on a tax equivalent basis in 2006 compared to 2005 and a $5.4 million increase in average interest earning assets. Interest income on a tax equivalent basis increased by $337,000, or 12.0%, to $3.2 million in the three months ended June 30, 2006 compared to the same period in 2005. The increase in interest income resulted from a $485,000 increase in interest income on loans and a $22,000 increase in income from federal funds sold and other short-term investments, which were partially offset by a $170,000 decrease in income from investments. The increase in loan interest income resulted from a $15.6 million increase in the balances of average loans and an increase in the average yield on loans to 6.66% in 2006 from 6.00% in 2005. The decrease in securities interest income resulted from a decrease of $10.4 million in average securities in 2006 compared to the same period in 2005, and a 19 basis point decrease in average yield in 2006 to 5.60% from 5.79% in the same period in 2005.

Interest Expense

Interest expense increased by $341,000 to $1.2 million for the three months ended June 30, 2006 compared to $821,000 for the three months ended June 30, 2005. The increase in interest expense primarily resulted from higher average balances of deposits and higher rates on deposits and borrowings, which was partially offset by lower average balances on borrowings. Average interest bearing deposit balances increased $8.3 million or 6.1% compared to 2005. The average balance for borrowings decreased $1.4 million for the second quarter of 2006 compared to the same period in 2005. The average rate on deposits increased 87 basis points and the average rate on borrowing increased 10 basis points for the three months ended June 30, 2006 compared the same period in 2005. The increase in deposit and borrowing rates is the result of the current interest rate trends.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

	For the three months ended June 30, 2006			For the three months ended June 30, 2005
(Dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/Rates	Balance	Interest	Yield/Rates
Interest earnings assets:
Loan, gross (1)	$151,563	$2,517	6.66%	$135,931	$2,032	6.00%
Securities, at amortized cost (2)	41,649	581	5.60%	52,014	751	5.79%
Federal funds sold and other	4,274	52	4.88%	4,094	30	2.94%

Total interest earning assets	197,486	3,150	6.40%	192,039	2,813	5.88%

Noninterest earning assets	30,796			29,877

Total assets	228,282			221,916

Interest bearing liabilities;
Savings, NOW, money market (3)	92,394	467	2.03%	81,360	216	1.06%
Time deposits	51,155	485	3.80%	53,875	388	2.89%
Borrowings	22,082	210	3.81%	23,450	217	3.71%

Total interest bearing liabilities	165,631	1,162	2.81%	158,685	821	2.08%

Noninterest bearing deposits	31,916			31,040
Other noninterest liabilities	4,475			3,993

Total liabilities	202,022			193,718
Shareholders' equity	26,260			28,198

Total liabilities and equity	228,282			221,916

Excess of earnings assets over interest bearing liabilities	31,855			33,354

Net interest income		1,988			1,992

Tax equivalent adjustment		(130)			(153)

Net interest income per consolidated financial statements		1,858			1,839

Net interest rate spread			3.58%			3.80%
Net interest rate margin (4)			4.04%			4.16%
Average interest-earning assets to average interest-bearing liabilities			119.23%			121.02%
___________________________________________________________________________________________
(1)	Includes nonaccruing loans.
(2)
Includes tax equivalent adjustment for tax-exempt loans and securities income assuming a 40% combinedfederal and state income tax rate. Average balance represents the mortized cost of securities excluding net unrealized gains or losses.

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

	Three Months Ended
	June 30, 2006
	Compared to
	Three Months Ended
	June 30, 2005
	Increase/(Decrease)
(In thousands)	Due to
	Volume	Rate	Net
Interest income:
Loans	$248	$237	$485
Securities	(146)	(24)	(170)
Federal funds sold and other	1	21	22
Total interest income	103	234	337

Interest expense
Savings, NOW and money
market deposits	32	219	251
Time deposits	(20)	117	97
Borrowings	(13)	6	(7)
Total interest expense	(1)	342	341

Increase (decrease) in net
interest income	$104	$(108)	$(4)

Provision for Loan Losses

The provision for loan losses was $124,000 in the three month ended June 30, 2006, compared to $126,000 for the same period in 2005. Charge-offs net of recoveries during the three months ended June 30, 2006 were $91,000 compared to $82,000 in the same in 2005. The Company records charge-offs as a result of loan customers on various commercial and consumer loans being delinquent with future payment doubtful. Requirements for allowance provisions are based on management's assessment of inherent losses in these portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends. The allowance for loan losses as a percentage of ending loans was 0.96% at June 30, 2006 compared to 0.92% at December 31, 2005.

Noninterest Income

Noninterest income increased $52,000 to $1,348,000 for the three months ended June 30, 2006 compared to $1,296,000 for the same period in 2005. The increase in noninterest income was due primarily to a $35,000 increase in service charges, a $9,000 increase in net gains on sale of loans, a $8,000 increase in the value of bank-owned life insurance, a $8,000 increase in insurance commissions and a $62,000 increase in other income, which was partially offset by a $70,000 reduction in net gains on securities transactions.

Noninterest Expense

Noninterest expense increased during the three months ended June 30, 2006 by $424,000 to $3.0 million compared $2.6 million for the three months ended June 30, 2005. The increase in noninterest expense is primarily the result of a $347,000 of expense incurred for costs associated with the acquisition of the Company by Alliance Financial Corporation.

Income Taxes

Income tax expense for the three months ended June 30, 2006 was $65,000 compared to income tax expense of $66,000 for the same period in 2005. The decrease in income tax expense was due to a lower income before income tax expense and a higher effective income tax rate in 2006 compared to the same period in 2005. The effective income tax rate is higher in 2006 due to the non-deductibility of the previously mentioned cost associated with the acquisition of the Company by Alliance Financial Corporation. The expected 2006 income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance.

Results of Operations for the Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005

Net income was $213,000 for the six months ended June 30, 2006 compared to net income of $529,000 for the six months ended June 30, 2005. The reduction in net income for the six months ended June 30, 2006 was primarily the result of $347,000 of expenses related to the acquisition of the Company by Alliance Financial Corporation and an increase in the effective tax rate due to the non-deductibility of the acquisition expenses. For the six months ended June 30, 2006 compared to the six months ended June 30, 2005, net interest income increased $113,000 and noninterest income increased $246,000, which were partially offset by a $689,000 increase in noninterest expenses. Return on average equity was 1.62% in the six-month period of 2006 compared to 3.64% in the six-month period ended June 30, 2005. Return on average assets was 0.19% for the six-month period ended June 30, 2006 compared to 0.49% in the same period of 2005.

Net Interest Income

Net interest income increased $113,000 to $3,681,000 in the six months ended June 30, 2006 from $3,568,000 in the six months ended June 30, 2005. The increase in net interest income during the six-month period was the result of increased interest income which exceeded an increase in interest expense. Interest income increased $725,000 and interest expense increased $612,000. The Company's net interest rate margin on a tax equivalent basis of 4.06% for the six months ended June 30, 2006 reflected an increase of 1 basis point from the same six-month period of 2005. For the six months ended June 30, 2006, net interest income on a tax equivalent basis increased $162,000 due to increases in volume of interest earning assets and interest bearing liabilities and decreased $89,000 from changes in interest rates.

Interest Income

Interest income increased $725,000 to $5.9 million for the six months ended June 30, 2006 compared to $5.2 million for the same period in 2005. The increase in interest income is due primarily to a 60 basis point improvement in yield on average interest earning assets on a tax equivalent basis in 2006 compared to 2005 and a $3.5 million increase in average interest earning assets. Interest income on a tax equivalent basis increased by $685,000, or 12.5%, to $6.2 million in the six months ended June 30, 2006 compared to the same period in 2005. The increase in interest income resulted from a $979,000 increase in interest income on loans and a $48,000 increase in income from federal funds sold and other short-term investments, which were partially offset by a $342,000 decrease in income from investments. The increase in loan interest income resulted from a $15.3 million increase in the balances of average loans and an increase in the average yield on loans to 6.60% in 2006 from 5.89% in 2005. The decrease in securities interest income resulted from a decrease of $12.5 million in average securities in 2006 compared to the same period in 2005, which was partially offset by 2 basis point increase in average yield in 2006 to 5.62% from 5.60% in the same period in 2005.

Interest Expense

Interest expense increased by $612,000 to $2.2 million for the six months ended June 30, 2006 compared to $1.6 million for the six months ended June 30, 2005. The increase in interest expense primarily resulted from higher average balances of deposits and higher rates on deposits, which was partially offset by lower average balances on borrowings. Average interest bearing deposit balances increased $12.5 million or 9.6% compared to 2005. The average balance for borrowings decreased $3.8 million for the six-month period ended June 30, 2006 compared to the same period in 2005. The average rate on deposits increased 83 basis points and the average rate on borrowing decreased 8 basis points for the six months ended June 30, 2006 compared the same period in 2005. The increase in deposit and borrowing rates is the result of the current interest rate trends.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

	For the six months ended June 30, 2006			For the six months ended June 30, 2005
(Dollars in thousands)	Average		Average	Average		Average
	Balance	Interest	Yield/Rates	Balance	Interest	Yield/Rates
Interest earnings assets:
Loan, gross (1)	$150,143	$4,915	6.60%	$134,821	$3,936	5.89%
Securities, at amortized cost (2)	42,206	1,177	5.62%	54,708	1,519	5.60%
Federal funds sold and other	3,966	91	4.63%	3,254	43	2.66%

Total interest earning assets	196,315	6,183	6.35%	192,783	5,498	5.75%

Noninterest earning assets	30,575			26,979

Total assets	226,890			219,762

Interest bearing liabilities;
Savings, NOW, money market (3)	91,844	885	1.94%	76,782	378	0.99%
Time deposits	50,697	930	3.70%	53,308	744	2.81%
Borrowings	22,179	419	3.81%	25,949	500	3.89%

Total interest bearing liabilities	164,720	2,234	2.73%	156,039	1,622	2.10%

Noninterest bearing deposits	31,372			30,450
Other noninterest liabilities	4,356			3,949

Total liabilities	200,448			190,438
Shareholders' equity	26,442			29,324

Total liabilities and equity	226,890			219,762

Excess of earnings assets over interest bearing liabilities	31,595			36,744

Net interest income		3,949			3,876

Tax equivalent adjustment on securities		(268)			(308)
Net interest income per consolidated financial statements		3,681			3,568

Net interest rate spread			3.62%			3.65%
Net interest rate margin (4)			4.06%			4.05%
Average interest-earning assets to average interest-bearing liabilities			119.18%			123.55%

 ___________________________________________________________________
(1)	Includes nonaccruing loans.
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

	Six Months Ended
	June 30, 2006
	Compared to
	Six Months Ended
	June 30, 2005
	Increase/(Decrease)
(In thousands)	Due to
	Volume	Rate	Net
Interest income:
Loans	$475	$504	$979
Securities	(347)	5	(342)
Federal funds sold and other	11	37	48
Total interest income	139	546	685

Interest expense
Savings, NOW and money
market deposits	86	421	507
Time deposits	(38)	224	186
Borrowings	(71)	(10)	(81)
Total interest expense	(23)	635	612

Increase (decrease) in net
interest income	$162	$(89)	$73

Provision for Loan Losses

The provision for loan losses was $241,000 in the six month ended June 30, 2006, as compared to $242,000 for the same period in 2005. Charge-offs net of recoveries during the six months ended June 30, 2006 were $147,000 as compared to $206,000 in the same in 2005. The Company records charge-offs as a result of loan customers on various commercial and consumer loans being delinquent with future payment doubtful. Requirements for allowance provisions are based on management's assessment of inherent losses in these portfolios based upon specific credit review and analysis of past-due, non-performing, historical losses and local economic trends. The allowance for loan losses as a percentage of ending loans was 0.96% at June 30, 2006 as compared to 0.92% at December 31, 2005.

Noninterest Income

Noninterest income increased $246,000 to $2,558,000 for the six months ended June 30, 2006 compared to $2,312,000 for the same period in 2005. The increase in noninterest income was due primarily to a $222,000 increase in insurance commissions, a $64,000 increase in service fees and a $29,000 increase in other income, which were partial offset by a $75,000 reduction in net gains on securities transactions. The increase in insurance commission income was primarily the result of there being two additional months on income in the six month period of 2006 as compared to the period in 2005.

Noninterest Expense

Noninterest expense increased during the six months ended June 30, 2006 by $689,000 to $5.7 million compared $5.0 million for the six months ended June 30, 2005. The increase in noninterest expense is primarily the result of a $347,000 of expense incurred for costs associated with the acquisition of the Company by Alliance Financial Corporation and a $278,000 increase in expense from Ladds Agency. The increase in the Ladds Agency noninterest expense was primarily the result of there being two additional months of noninterest expense in the six-month period ended June 30, 2006 compared to the same period in 2005.

Income Taxes

Income tax expense for the six months ended June 30, 2006 was $98,000 compared to income tax expense of $111,000 for the same period in 2005. The decrease in income tax expense was due to a lower income before income tax expense and a higher effective income tax rate in 2006 compared to the same period in 2005. The effective income tax rate is higher in 2006 due to the non-deductibility of the previously mentioned cost associated with the acquisition of the Company by Alliance Financial Corporation. The expected 2006 income tax rate is below statutory rates due primarily to favorable tax benefits from tax-exempt income on securities and income from bank-owned life insurance.

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

Excess liquidity is generally invested in short-term investments such as federal funds sold or U.S. Treasury securities. On a longer term basis, the Company maintains a strategy of investing in various lending products. Such products frequently have short terms (five years or less) or interest rates that adjust at least every five years. Funds are utilized to meet ongoing commitments to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and to maintain a portfolio of investment securities. At June 30, 2006, the Company had outstanding commitments to originate loans of approximately $16.4 million and unused standby letters of credit of approximately $250,000. At June 30, 2006, the Company also had certificates of deposit scheduled to mature in one year or less totaling $35.8 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. It is anticipated that the Company will continue to have sufficient deposit funds and available borrowings to meet its current commitments.

At June 30, 2006, the Company had total borrowings from the FHLB of $21.6 million. Also available to the Company are overnight and one-month borrowing facilities with the FHLB, each in the amount of $21.9 million, an overnight credit plus line of $4.6 million with the FHLB and a $5.0 million overnight line of credit with a commercial bank.

The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking regulators. Failure to meet minimum capital requirements could result in certain mandatory and discretionary responses by regulators that could have a material effect on the Company's financial condition and results of operations. In addition, the ability of the Company and the Bank to pay dividends is subject to regulations administered by the banking agencies. At June 30, 2006, the Company and the Bank exceeded the capital requirements set forth by the regulators for well capitalized organizations.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have, or in management’s opinion, are reasonably likely to have, a current or future effect on the Company’s financial condition, revenue or expenses, results of operations, liquidity, capital resources or expenditures that is material to investors.

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

The following table as of June 30, 2006 presents the estimated impact on the Company’s net interest income resulting from changes in the interest rates during the next twelve months. These estimates require making certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities. These assumptions are inherently uncertain and therefore the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may be significantly different due to timing, magnitude and frequency of interest rate changes and changes in market conditions.

		Net Interest Income
			Dollar	Percentage
Change in Interest Rates		Estimated	Change	Change
in Basis Points		Amount	from Base	From Base
+	200	$8,302	(15)	(0.18)%
+	100	8,314	(3)	(0.04)
	Base	8,317	-	0.00
-	100	8,272	(45)	(0.54)
-	200	8,236	(81)	(0.97)

Item 4. Controls and Procedures

Management, including the Company’s  President and Chief Executive Officer and the Company’s Senior Vice President and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based upon that evaluation, the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to the Company’s management, including the Company’s President and Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation that occurred during the Company’s last fiscal quarter that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
            None

Item 1A.      Risk Factors

The following risk factors are in addition to the risk factors set forth in the Company’s Form 10-K for the year ended December 31, 2005.

Completion of the proposed merger with Alliance Financial Corporation is subject to various closing conditions, involves significant costs and will require considerable attention from our management.

The completion of the proposed merger with Alliance Financial Corporation is subject to the satisfaction of various closing conditions, including the approval by our shareholders as well as the shareholders of Alliance Financial Corporation. Although our board of directors will, subject to fiduciary exceptions, recommend that the our shareholders approve and adopt the merger agreement by and between the Company and Alliance, we cannot assure you that the merger agreement and the merger will be approved, or that the other conditions to the completion of the merger will be satisfied. Successful completion of the merger will require the attention of our management and may divert their attention away from our operations. In addition, the merger agreement restricts us from taking specified actions without Alliance Financial Corporation approval. These restrictions could prevent us from pursuing attractive business opportunities that may arise prior to the completion of the merger.

Failure to complete the proposed merger could negatively impact stock price, future business and financial results

If the merger is not completed, we will be subject to several risks, including the following:

•	under certain circumstances, if the merger is not completed, we may be required to pay Alliance a termination fee of $2,200,000;

•	certain costs relating to the merger, such as legal, accounting and financial advisory fees, will be payable by us whether or not the merger is completed; and

•
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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

          The Company made no repurchases of the Company’s stock during the second quarter of 2006.

Item 3.      Defaults Upon Senior Securities

      None

Item 4.              Submission of Matters to a Vote of Security Holders

                          None

Item 5.              Other Information

                          None

Item 6.              Exhibits

Exhibit	Description
2.1	Amended Plan of Conversion and Agreement and Plan of Reorganization. (1)
2.2	Agreement and Plan of Merger by and between Alliance Financial Corporation and Bridge Street Financial, Inc. (4)
3.1	Certificate of Incorporation of Bridge Street Financial, Inc. (1)
3.2	Bylaws of Bridge Street Financial, Inc. (1)
3.3	Articles of Association of Oswego County National Bank. (1)
3.4	Bylaws of Oswego County National Bank. (1)
4.1	Certificate of Incorporation of Bridge Street Financial, Inc. (1)
4.2	Bylaws of Bridge Street Financial, Inc. (1)
4.3	Form of Stock Certificate of Bridge Street Financial, Inc. (1)
10.1	Employee Stock Ownership Plan of Oswego County Bancorp, Inc. (1)
10.2	Stock Purchase Agreement, dated as of March 1, 2005, by and among Bridge Street Financial, Inc., and Robert J. Rowe, Christine Romagnoli, Eileen Cassidy, and Michael Monica.(4)
10.3	Form of Employment Agreement between Bridge Street Financial, Inc. and Gregory J. Kreis. (1)
10.4	Form of One Year Change in Control Agreement by and among certain officers and Bridge Street Financial, Inc. and Oswego County National Bank. (1)
10.5	Directors Supplemental Retirement Benefit Plan, dated March 15, 2000 (2)
10.6	Executive Supplemental Retirement Income Agreement, dated March 15, 2000, between Oswego County National Bank and Gregory J. Kreis. (2)
10.7	Trust Agreement dated as of February 1, 2000 between Oswego County National Bank and Security Federal Savings Bank. (2)
10.8	First Amendment to the Executive Supplemental Retirement Income Agreement between Oswego County National Bank and Gregory J. Kreis, dated May 18, 2000. (1)
10.9	Oswego County Bancorp, Inc. Stock Option Plan. (1)
10.10	Oswego County Bancorp, Inc. Restricted Stock Plan. (1)
10.11	Second Amendment to the Executive Supplemental Retirement Income Agreement between Oswego County National Bank and Gregory J. Kreis, dated January 4, 2006. (5)
31	Rule 13a - 14(a)/15d - 14(a) Certifications
32	Section 1350 Certifications

(1)	Incorporated herein by reference to the Registration Statement on Form S-1, No. 333-99347, of Bridge Street Financial filed with the SEC on September 9, 2002, as amended.

(2)	Incorporated herein by reference to the Registration Statement on Form S-8, No. 333-101421, filed with the SEC on November 22, 2002, as amended.

(3)	Incorporated by reference to the Annual Report on Form 10-KSB filed with the SEC on March 30, 2004.

(4)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on April 25, 2006.

(5)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bridge Street Financial, Inc.

Date:	August 11, 2006	By:	/s/ Gregory J. Kreis
Gregory J. Kreis
President and Chief Executive Officer

Date:	August 11, 2006	By:	/s/ Eugene R. Sunderhaft
Eugene R. Sunderhaft
Senior Vice President and Chief Financial Officer

EXHIBIT 31
Certification of Chief Executive Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Gregory J. Kreis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bridge Street Financial, Inc. (the “Company”);

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

4.
The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

(a)          Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)          Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)           Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5.
The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors:

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date:	August 11, 2006	By:	/s/ Gregory J. Kreis
Gregory J. Kreis
President and Chief Executive Officer

EXHIBIT 31
Certification of Chief Financial Officer
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Eugene R. Sunderhaft, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Bridge Street Financial, Inc. (the “Company”);

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

4.
The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)
Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

5.
The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors:

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date:	August 11, 2006	By:	/s/ Eugene R. Sunderhaft
Eugene R. Sunderhaft
Chief Financial Officer

EXHIBIT 32

STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

The undersigned, Gregory J. Kreis, is the President and Chief Executive Officer of Bridge Street Financial, Inc. (the “Company”).

This statement is being furnished in connection with the filing by the Company of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Report”).

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

Date:	August 11, 2006	By:	/s/ Gregory J. Kreis
Gregory J. Kreis
President and Chief Executive Officer

EXHIBIT 32

STATEMENT FURNISHED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002, 18 U.S.C. SECTION 1350

The undersigned, Eugene R. Sunderhaft, is the Senior Vice President and Chief Financial Officer of Bridge Street Financial, Inc. (the “Company”).

This statement is being furnished in connection with the filing by the Company of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 (the “Report”).

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

Date:	August 11, 2006	By:	/s/ Eugene R. Sunderhaft
Eugene R. Sunderhaft
Senior Vice President and Chief Financial Officer